Form 10-K
period 2014-12-31
Principal Solar, Inc.
filed 2015-03-17
CIK 1587476

UNITED STATES

SECURITIES AND EXCHANGE COMMISSION

Washington, D.C. 20549

FORM 10-K

ANNUAL REPORT UNDER SECTION 13 OR 15(d)

OF THE SECURITIES EXCHANGE ACT OF 1934

For the fiscal year ended December 31, 2014

Commission File No. 333-193058

PRINCIPAL SOLAR, INC.

(Exact name of registrant as specified in its charter)

Delaware	27-3096175
(State or other jurisdiction of	(I.R.S. Employer
incorporation or organization)	Identification No.)

211 North Ervay, Suite 300

Dallas, Texas 75201

(855) 774-7799

(Address and Telephone Number of Registrant’s Principal

Executive Offices and Principal Place of Business)

Securities registered pursuant to Section 12(b) of the Act

None

Securities registered pursuant to Section 12(g) of the Act

None

Indicate by check mark if the registrant is a well-known seasoned issuer, as defined in Rule 405 of the Securities Act. Yes ☐ No ☑

Indicate by check mark if the registrant is not required to file reports pursuant to Section 13 or Section 15(d) of the Act. Yes ☐ No ☑

Indicate by check mark whether the registrant (1) has filed all reports required to be filed by Section 13 or 15(d) of the Securities Exchange Act of 1934 during the preceding 12 months (or for such shorter period that the registrant was required to file such reports), and (2) has been subject to such filing requirements for the past 90 days. Yes ☐ No ☑

Indicate by check mark whether the registrant has submitted electronically and posted on its corporate Website, if any, every Interactive Data File required to be submitted and posted pursuant to Rule 405 of Regulation S-T (§232.405 of this chapter) during the preceding 12 months (or for such shorter period that the registrant was required to submit and post such files). Yes ☑ No ☐

Indicate by check mark if disclosure of delinquent filers in response to Item 405 of Regulation S-K (§229.405 of this chapter) is not contained herein, and will not be contained, to the best of the registrant's knowledge, in definitive proxy or information statements incorporated by reference in Part III of this Form 10-K or any amendment to this Form 10-K. ☐

Indicate by check mark whether the registrant is a large accelerated filer, an accelerated filer, a non-accelerated filer, or a smaller reporting company. See the definitions of “large accelerated filer,” “accelerated filer” and “smaller reporting company” in Rule 12b-2 of the Exchange Act.

Large accelerated filer ☐         Accelerated filer ☐          Non-accelerated filer ☐          Smaller reporting company ☑

Indicate by check mark whether the registrant is a shell company (as defined in Rule 12b-2 of the Exchange Act). Yes ☐ No ☑

The aggregate market value of the voting and non-voting common equity held by non-affiliates was $51,239,419, computed by reference to the price at which the common equity was last sold. For purposes of the foregoing calculation, we have assumed that only directors, executive officers, and holders of 10% or more of the issuer’s common capital stock are affiliates.

The number of shares outstanding of the registrant’s common stock as of March 12, 2015, was 22,033,274.

Documents Incorporated By Reference

The Prospectus filed pursuant to Rule 424(b) on February 4, 2015, is incorporated by reference in Parts I and II herein.

INTRODUCTORY COMMENT

In this Annual Report on Form 10-K, the terms "we," "us," "our," "Company," “PSWW”, “PSI”, and “Principal Solar” refer to Principal Solar, Inc., a Delaware corporation, and its subsidiaries.

FORWARD-LOOKING STATEMENTS

All statements contained in this Annual Report, other than statements of historical facts, that address future activities, events or developments, are forward-looking statements, including, but not limited to, statements containing the words "anticipates", "believes", "expects", "intends", "forecasts", "plans", "future", "strategy" or words of similar meaning. Forward-looking statements are subject to risks and uncertainties and other factors that may cause our actual results, performance or achievements to be materially different from the results, performance or achievements expressed or implied by the forward-looking statements. These statements are based on certain assumptions and analyses made by us in light of our experience and our assessment of historical trends, current conditions and expected future developments as well as other factors we believe are appropriate under the circumstances. Whether actual results will conform to the expectations and predictions of management, however, is subject to a number of risks and uncertainties that may cause actual results to differ materially.

You should read the matters described in Item 1A “Risk Factors” herein and the other cautionary statements made in this Annual Report as being applicable to all related forward-looking statements wherever they appear in this Annual Report. We cannot assure you that the forward-looking statements in this Annual Report will prove to be accurate and, therefore, prospective investors are encouraged not to place undue reliance on forward-looking statements. You should read this Annual Report completely.

Consequently, all of the forward-looking statements made in this Annual Report are qualified by these cautionary statements, and there can be no assurance that the actual results anticipated by management will be realized or, even if substantially realized, that they will have the expected consequences to or effects on our business operations.

With respect to any forward-looking statement that includes a statement of its underlying assumptions or basis, we caution that, while we believe such assumptions or basis to be reasonable and have formed them in good faith, assumed facts or basis almost always vary from actual results, and the differences between assumed facts or basis and actual results can be material depending on the circumstances. When, in any forward-looking statement, we or our management express an expectation or belief as to future results, that expectation or belief is expressed in good faith and is believed to have a reasonable basis, but there can be no assurance that the stated expectation or belief will result or be achieved or accomplished. All subsequent written and oral forward-looking statements attributable to us, or anyone acting on our behalf, are expressly qualified in their entirety by the cautionary statements. Except as required by applicable law, including the securities laws of the United States and/or if the existing disclosure fundamentally or materially changes, we do not undertake any obligation to publicly release any revisions to any forward-looking statements to reflect events or circumstances after the date of this Annual Report or to reflect unanticipated events that may occur.

Information regarding market and industry statistics contained in this Annual Report is included based on information available to us that we believe is accurate.  It is generally based on academic and other publications that are not produced for purposes of securities offerings or economic analysis.  Forecasts and other forward-looking information obtained from these sources are subject to the same qualifications and the additional uncertainties accompanying any estimates of future market size, revenue and market acceptance of products and services.

PART I

ITEM 1     BUSINESS

Corporate Information

Principal Solar, Inc. is the successor company to Kupper Parker Communications, Inc. (“KPCG”), having been created in March 2011 through a reverse merger undertaken pursuant to an Exchange Agreement dated as of March 15, 2011, between Principal Solar, Inc. (a Texas corporation, “Principal Solar Texas”) and KPCG. Upon completion of the transactions contemplated by the Exchange Agreement as described in more detail below, KPCG’s name was changed to “Principal Solar, Inc.”

Business

Our business plan is to acquire, build, own, and operate profitable, large-scale solar generation facilities, while also creating a website which is a focal point for solar vendors and buyers, and to create an innovative solar company. The Company is in a fast growing segment of the global energy industry and, as of December 31, 2014, had approximately $104,000 of cash on hand, and has generated only approximately $1,500,000 of total revenues since the Company’s change in business focus in connection with the Exchange Agreement, and there remain questions about the Company’s ability to continue as a going concern.

Based on the knowledge, expertise and operational experience of our technical and management team, as well as our focus on photovoltaic ("PV") generation facilities, we believe we have a team in place that can grow our operations and to potentially become one of the most significant players in the renewable energy sector.

Our primary objective is to build a significant, innovative and valuable solar company. We are currently employing our business expertise, our Board of Directors, advisory team and employee expertise with the goal of accelerating growth in an industry that we believe is ripe for consolidation today based upon our management’s observation that the solar industry has many unrelated participants (i.e., that it is "fragmented"), our observation of the industry's rapid expansion and growing acceptance of solar generation, and the observable declining costs for solar panels and inverters. These observations have caused us to believe the solar industry is on the brink of building very large-scale projects in the next two to three years due to the number of projects currently proposed. Each of these observations is described in greater detail below under "Industry". Already underway, the Company plans to:

1.	Aggregate the large community of fragmented solar entities in an accelerating acquisition strategy with the goal of creating a large balance sheet of solar electricity generation.
2.

Establish thought leadership by networking with, in the view of our management, some of the best-known and highly regarded individuals in the sector, who author white papers, define standards and host webinars at www.PrincipalSolarInstitute.org.

3.

Develop new commercial utility-scale solar projects leveraging our existing partnerships and relationships and those of our Board members and advisors, many of whom have spent decades in management roles within the traditional utility or energy industries, to make introductions to solar project developers, financiers, and utility industry executives with whom we hope to negotiate power purchase agreements ("PPA"), interconnection agreements, and other agreements.

4.

Build an entity capable of creating innovative large-scale solar projects by hiring capable and experienced engineers and engaging developers experienced in the design and construction of large-scale solar projects, both domestically and abroad; by hiring capable executives in accounting, legal, real estate, etc., necessary to manage such an endeavor; and by obtaining financing from commercial banks, non-bank lenders (assuming such financing is available), and one or more public or private offerings of our equity securities in combination sufficient to fund the project.

To date, we have completed the acquisition of four entities (including three solar power production companies), and are in the process of acquiring additional solar projects.  We have begun to create what we call the “world’s first distributed solar utility” - although there are many individual solar projects in operation throughout the world, we don’t believe that anyone has previously attempted to bring together multiple, disparate, geographically diverse solar projects under common ownership thereby building a complete utility-scale solar power generation company. Our business plan begins with a rollup strategy.  We are in the process of acquiring cash flow positive solar assets from around the country with the goal of consolidating those assets into a distributed generation business. We utilize a partnership strategy that leverages creative deal making expertise and our team of energy industry personnel with significant experience in the industry.

Our strategy is to couple fifty collective years of electric utility expertise with business expertise, entrepreneurial innovation, financial know-how and solar engineering to create a new era in electricity generation.  The Company hopes to become the recognized leader in solar energy delivery by consolidating a significant share of the fragmented solar market to gain significant momentum and, when grid parity (i.e., solar power being as expensive if not cheaper than traditionally generated energy) has arrived, building large scale projects with an ultimate goal of generating gigawatts (billions of watts or "GW") of cost effective, clean electricity with the goal of stabilizing electrical prices and preserving natural resources.

Acquisitions

As of the date of this Annual Report, the Company has completed the acquisition of three solar power production facilities amounting to just under 3,200 kilowatts ("KW").  Moving forward, management plans to negotiate with entities that manage and own projects in the 10 megawatt (ten million watts or "MW") range up to 100 MW. As the assets under Company management increase, the Company hopes that its resources and market momentum, as well as its access to the public markets, will enable the acquisition of larger entities.

In November 2014, the Company entered into a Membership Interest Purchase Agreement ("MIPA") with Innovative Solar Systems, LLC, a solar developer operating primarily in North Carolina, to acquire Innovative Solar 46, LLC ("IS 46"), the owner of a 78.5mw AC solar project to be built in Hope Mills, North Carolina. IS 46 holds a single and intangible asset, a 15-year PPA with Duke Energy Progress, Inc. IS 46 does not have, nor has it ever had, any other assets, any liabilities, any employees, any revenues, or any operations of any kind. As such, IS 46 is not a "business" as defined in the accounting literature, and it has no historical financial statements. PSI agreed to pay Innovative Solar Systems, LLC $6,280,000 for 100% of the membership interest of IS 46 in a series of payments of approximately $300,000 per month between execution of the MIPA and the financial close (the point at which all project financing is arranged), and a balloon payment at financial close sufficient to having cumulatively paid 70% of the $6,280,000 price. The remaining 30% of the purchase price will be paid in installments of $150,000 per month through the project's commercial operation date. A total of $1,770,000 has been paid to date, and failure by the Company to make any of the future scheduled payments may result in the loss of all payments made through such date. The Company is working with engineering and construction firms on final designs, and the total cost of the project based upon the preliminary work is expected to be approximately $173 million. The Company is in discussion with multiple parties to provide the acquisition, construction, and permanent financing for the project, however, no assurance can be given that adequate financing on terms acceptable, or even available, to the Company will be obtained. Closing of the acquisition is expected to occur no later than June 3, 2015, and construction is expected to be completed in early 2016.

On March 2, 2015, the Company entered into a MIPA with Innovative Solar Systems, LLC, a solar developer operating primarily in North Carolina, to acquire Innovative Solar 42, LLC ("IS 42"), the owner of a 72.9mw AC solar project to be built in Fayetteville, North Carolina. IS 42 holds a single and intangible asset, a 10-year power purchase agreement with Duke Energy Progress, Inc. IS 42 does not have, nor has it ever had, any other assets, any liabilities, any employees, any revenues, or any operations of any kind. As such, IS 42 is not a "business" as defined in the accounting literature, and it has no historical financial statements. PSI agreed to pay Innovative Solar Systems, LLC $5,832,000 for 100% of the membership interest of IS 42 in a series of payments of approximately $300,000 per month between execution of the MIPA and the financial close (the point at which all project financing is arranged), and a balloon payment at financial close sufficient to having cumulatively paid 70% of the $5,832,000 purchase price. The remaining 30% of the purchase price will be paid in installments of $150,000 per month through the project's commercial operation date. A total of $570,000 has been paid to date, and failure by the Company to make any of the future scheduled payments may result in the loss of all payments made through such date. The Company is working with engineering and construction firms on final designs, and the total cost of the project based upon the preliminary work is expected to be approximately $150 million. The Company is in discussion with multiple parties to provide the acquisition, construction, and permanent financing for the project, however, no assurance can be given that adequate financing on terms acceptable, or even available, to the Company will be obtained. Closing of the acquisition is expected to occur no later than August 30, 2015, and construction is expected to be completed in early 2016.

White Papers, Standards and Thought Leadership

Over the past two years, via the acquisition and expansion of the Principal Solar Institute (www.PrincipalSolarInstitute.org) (the Company’s industry website), the Company has become one of the most prolific authors in the solar industry. The Company has produced multiple white papers and dozens of articles on solar and solar-related topics. The Institute also regularly hosts industry experts to conduct valuable and relevant webinars. The long-term goal is to publish an authoritative library of papers and webinars, which will represent a single source and resource for understanding the solar industry. In the fall of 2012, the Company launched the Principal Solar Ratings System, an industry-first ratings system that allows easy, unbiased, comprehensive analysis and comparison of PV modules and solar power generation systems. The Institute built the Ratings system by bringing together a standards committee consisting in the view of our management, of some of the best-known and highly regarded individuals in the sector.

Construction of Commercial Distributed Generation ("DG") Facilities.

Contemporaneous with the on-going acquisition phase of the Company’s growth plan, the Company hopes to selectively and opportunistically build, own and operate solar PV production facilities based on management’s contacts as well as via the relationships and pipeline of partners.

The Company plans to target large commercial enterprises whose facilities can accommodate at least 1 MW of solar on their property and/or offer significant promotional impact for the Company through the target’s well-known brand in its community.

Gigawatt Scale Projects.

Solar energy does not become a serious contender in the industry until power plants can be built which compete with traditional power generation.  In order to compete, electricity produced must be priced so that larger plants makes sense, and, just as important, there must be demonstrable evidence from an engineering perspective, that larger plants which can withstand the forces of mother nature for extended periods. Construction on a gigawatt scale must be an engineering project with the ultimate goal of saving critical natural resources and more importantly, dollars.  The Company will promote solar energy’s inherent, long-term strategic advantage to generate electricity in a more reliable and redundant distributed mode with the goal of fundamentally mitigating electricity disruptions (brown outs, black outs) that often plague a highly centralized mode of generation (such as we have today in the US).  The Company anticipates that each GW scale project will cost approximately $1.70 to $1.80 per watt to construct or approximately $1.70 to $1.80 billion per GW.

The Company has built its management team and Board around the belief that grid parity will happen within the next few years. Pursuant to a report published by GBI Research report, “Solar Photovoltaics Power Market to 2020” (October 2012), grid parity in the United States (on average) will occur between 2014 and 2017. We believe that the desert southwest will become a major resource for the supply of affordable energy to the United States.  Company engineering and management has already begun working with its Board of Directors, advisors and legal team to design its very large-scale projects. The desert southwest has the highest number of days with sunshine in the U.S. It is important to note that a 10 megawatt facility (for example) would cost roughly the same amount in New York as it would in the desert southwest, but the facility in the desert would be exposed to more sunshine and would thus generate more electricity and more revenue.

Need for Future Financing

In addition to approximately $173 million in project financing to build and operate the pending acquisition of IS 46, and the $150 million to build IS 42, we need to raise approximately $5,000,000 of funding to satisfy our administrative cash requirements for the next 24 months (as described in greater detail below under “Management's Discussion and Analysis of Financial Condition and Results of Operations” – “Plan of Operations”).  Because we do not develop new products, no new cash will be required for product development. Accomplishing our four-pronged strategy will require significant capital, potentially in excess of $1.5 billion.  From time-to-time, the Company enters into discussions with various parties regarding non-binding letters of intent; however, each non-binding letter of intent remains subject to significant uncertainties including, among other things, completion of due diligence and arranging both debt and equity financing with third-parties and we can provide no assurances that the transactions contemplated thereby will be completed. We hope to acquire these assets with a combination of debt from lending institutions and equity from investors.

The sale of additional securities, or any future financing by the Company may result in dilution to our stockholders. We cannot assure you, however, that future financing will be available in amounts or on terms acceptable to us, or at all.

Emerging Growth Company

We are and we will remain an "emerging growth company" as defined under the Jumpstart Our Business Startups Act (the “JOBS Act”), until the earliest to occur of (i) the last day of the fiscal year during which our total annual revenues equal or exceed $1 billion (subject to adjustment for inflation), (ii) the last day of the fiscal year following the fifth anniversary of our initial public offering, (iii) the date on which we have, during the previous three-year period, issued more than $1 billion in non-convertible debt securities, or (iv) the date on which we are deemed a "large accelerated filer" (with at least $700 million in public float) under the Securities and Exchange Act of 1934, as amended (the “Exchange Act”). Please refer to discussions under “Risk Factors” below concerning how and when we may lose emerging growth company status and the various exemptions that are available to us.

Pursuant to Section 102 of the JOBS Act, we have provided reduced executive compensation disclosure and have omitted a compensation discussion and analysis from this Annual Report.

In addition, Section 107 of the JOBS Act provides that an “emerging growth company” can take advantage of the extended transition period provided in Section 7(a)(2)(B) of the Securities Act of 1933, as amended (the “Securities Act”) for complying with new or revised accounting standards. In other words, an emerging growth company can delay the adoption of certain accounting standards until those standards would otherwise apply to private companies. However, we are choosing to “opt out” of such extended transition period and, as a result, we will comply with new or revised accounting standards on the relevant dates on which adoption of such standards is required for non-emerging growth companies. Section 107 of the JOBS Act provides that our decision to opt out of the extended transition period for complying with new or revised accounting standards is irrevocable.

ITEM 1A     RISK FACTORS

Risks Relating to Our Business and Our Industry

Our business is subject to numerous risks and uncertainties, including those listed below and described in the section entitled “Risk Factors” of our Registration Statement on Form S-1 effective February 3, 2015. Some of these risks include risks associated with:

●	Our need for additional funding
●	The inability to obtain additional funding
●	Our ability to grow and compete
●	Our ability to continue as a going concern
●	The fact that we are a former “shell company”
●	Risks associated with the JOBS Act
●	Our lack of operating history
●	Risks associated with future acquisitions
●	Our dependence on key executives
●	Severance pay provided under employment agreements
●	The voting control of our officers and directors
●	Our ability to manage our growth
●	Required indemnification of officers and directors
●	Failure to respond to change in our industry
●	Delays, cost overruns and difficulties in connection with our facilities
●	General risks associated with the solar energy industry
●	Dependence on third-party suppliers
●	Reductions or eliminations of government subsidiaries
●	Changes in government regulations affecting our operations
●	The high cost of financing
●	Competition in our industry
●	Costs associated with environmental obligations and liabilities
●	Our ability to obtain and maintain long-term contracts
●	Our ability to fund on-going payments on acquisitions
●	The illiquid, sporadic and volatile market for our Common Stock
●	Dilution to stockholders in connection with our issuance of additional shares
●	Risks associated with secondary trading of our stock

●	Costs associated with being a reporting company
●	Our ability to issue blank check preferred stock
●	Potential contingent liability arising out of possible violations of the Securities Act of 1933, as amended (the "Securities Act")
●	Non-reliance on a prior Form 8-K filing in making investment decisions

ITEM 2     PROPERTIES

Through our SunGen StepGuys, LLC, wholly-owned subsidiary, we own and operate a roof mounted solar electric generation facility located in Alfred, Maine.  The project was designed as a 111 kilowatt DC that is operating at 120/208 volts providing approximately 124,000 kilowatt hours of electricity per year.

Through Powerhouse One, LLC, our 89% owned subsidiary, we own and operate a ground mounted solar electric generation facility consisting of four projects: Lincoln Farm I, II, III and IV (each a separate wholly-owned Tennessee limited liability company), located in Fayetteville, Tennessee.  The project was designed as a 3 MW facility providing approximately 4.5 million Kilowatt hours of electricity per year. We have lease agreements in place evidencing our rights to this property which provide for us to pay 4% of the monthly net energy revenues generated by the PV facilities to the lessors, include standard mutual indemnification provisions and extend until November 1, 2031, renewable for two additional periods of five years each (provided that either party does not provide the other at least six months’ notice prior to the end of any then term of their intent to terminate), provided that we can terminate the leases at any time without penalty.  See also the description of Solar Leases, below. The leases also include a right of first refusal for lessor to be provided the right to purchase the Company’s facilities in the event the Company desires to sell such systems during the term of the leases. The rights to the leases associated with this property have been pledged to Bridge Bank as collateral for the repayment of the amount owed pursuant to the Loan Agreement, described above under “Description of Business” - “Material Acquisitions” - “Powerhouse One”.

The Company maintains office space located at 211 Ervay, Suite 300 in Dallas, Texas pursuant to a verbal arrangement.  Pursuant to the arrangement, we are provided the right to use office space, conference room facilities, presentation areas and kitchen facilities.  We believe this lease is not material to the operations of the business.

Solar Leases

The Company's solar arrays sit on properties subject to long-term real estate leases (or similar agreements in the case of a rooftop installation as described above) with initial terms equal to the PPA and having one or more renewal options. Rental payments under the leases vary in type between a percentage of revenue or, in the case of a rooftop installation, no separate charge. The Company's current solar array installations are as follows:

Installation	Location	kWh	Date	Term	Rent
Powerhouse One, LLC	Fayetteville, TN	3,000	Aug 2011	20 yr. + 2 5-yr renewals	4% of revenue

SunGen StepGuys LLC	Alfred, ME	111	Sep 2009	25 yr. + 2 25-yr renewals	None

ITEM 3     LEGAL PROCEEDINGS

Legacy Liabilities

The $1,003,839 of liabilities arising from the reverse merger as shown in the Company’s December 31, 2014, balance sheet, represent long term real estate leases which had been abandoned, general unsecured liabilities, commercial liens, and tax liens filed with various states associated with the Company’s pre-reverse merger operations that were unknowingly assumed in the March 2011 reverse merger transaction (the "Legacy Liabilities"). The statute of limitations for most of such liabilities is five years and for most liens is ten years, subject to renewal at the lien holders’ option, depending upon the jurisdiction.  The liens accrue interest at between 8% and 12%. Liabilities not associated with a lien have been accrued based upon management’s estimation of the amount to be paid.  Liabilities associated with a lien have been accrued at face value.  Management believes all such liabilities are subject to certain indemnification obligations by Pegasus Funds, LLC (and/or its affiliates or related parties) to which (including its assigns) the Company issued 2,138,617 shares of its common stock as part of the reverse merger transaction.  As of the date of this Annual Report, and to the best knowledge of the Company, without independent confirmation, Pegasus Funds, LLC (and its related parties) beneficially owns less than 5% of our outstanding Common Stock. However, as the Company is obligor, the Company has recorded the liability.  As of the date of this Annual Report, only one lien holder has approached the Company concerning payment.  Such lien holder is pursuing the former management of the Company first through litigation.  To the extent such lien holder recovers the liability from the former management; the lien against the Company will be reduced.

From time to time, we may become party to litigation or other legal proceedings that we consider to be a part of the ordinary course of our business. We are not currently involved in legal proceedings that could reasonably be expected to have a material adverse effect on our business, prospects, financial condition or results of operations. We may become involved in material legal proceedings in the future.

PART II

ITEM 5	MARKET FOR REGISTRANT’S COMMON EQUITY, RELATED STOCKHOLDER MATTERS, AND ISSUER PURCHASES OF EQUITY SECURITIES

Market for Common Stock

Our common stock is currently quoted on the OTC Pink® market maintained by OTC Markets Group, Inc. under the symbol “PSWW”; however, our securities are currently highly illiquid, and subject to large swings in trading price, and are only traded on a sporadic and limited basis. We have applied to have our Common Stock listed on the NASDAQ, but there is no assurance that our common stock will ever be listed on a national securities exchange.

The following table sets forth, for the periods indicated, the high and low sales prices per share of our common stock. The quotations reflect inter-dealer prices without retail markups, markdowns, or commissions and may not represent actual transactions. For current price information, stockholders or other interested individuals are urged to consult publicly available sources.  During the periods presented below trading in our common stock was highly illiquid and sporadic. Effective with FINRA on May 25, 2011, the Company completed a 1:40 reverse stock split of its outstanding common stock.  Unless otherwise stated or the context would require otherwise, all share amounts disclosed throughout this Annual Report retroactively take into account the Reverse Split.

QUARTER ENDED	HIGH	LOW

March 31, 2015 (through March 10)	$8.00	$0.70

December 31, 2014	$1.79	$0.55
September 30, 2014	$1.71	$1.30
June 30, 2014	$1.80	$1.15
March 31, 2014	$2.01	$1.01

December 31, 2013	$1.50	$0.51
September 30, 2013	$1.75	$0.40
June 30, 2013	$1.00	$0.99
March 31, 2013	$2.00	$0.99

Stockholders

As of March 5, 2015, there were 207 record holders of our Common Stock.

Dividends

We have never declared or paid any cash dividends on our common stock, and we do not anticipate paying any dividends in the foreseeable future.  We intend to devote any earnings to fund the operations and the development of our business.

Sales of Unregistered Securities

In June 2014, the Company issued convertible notes of $250,000 each to two of its Board members, Messrs. Heller and Marmol, to fund deposits on potential future acquisitions. Such potential acquisitions remain subject to significant uncertainties including due diligence, obtaining construction and permanent financing, and negotiating PPAs, developer agreements, and interconnection agreements. The notes bore interest at a rate of 18% per year and matured on December 5, 2014, and all principal and interest was due at maturity. Principal and interest is payable in cash or shares of Common Stock, at the option of the holder, at a conversion price of $1.00 per share. The notes were secured pursuant to a security agreement by the Company's interest in the otherwise unencumbered net cash flow, if any, from the operations of its Powerhouse One subsidiary. The Company may prepay the notes at any time, but the holders of the notes were guaranteed to receive a minimum of six months interest on the notes.

On February 27, 2015 (made effective on the original maturity date), the notes were modified to extend the maturity date to September 30, 2015, to reduce the interest rate from 18% to 12% per annum, and to eliminate all collateral securing the notes. All other aspects of the notes remained unchanged.

On December 1, 2014, Michael Gorton, the Company's Chief Executive Officer, loaned to the Company pursuant to a convertible promissory note the amount of $130,000. The note initially matured on June 30, 2015, bore interest at a rate of 12% per annum, is convertible into shares of our Common Stock at a price of $1.50 per share, and was secured by a claim on proceeds, if any, of a solar project being acquired (IS 46). The notes can be prepaid at any time prior to maturity without penalty. On February 27, 2015, the note was modified to extend the maturity date to September 30, 2015, and eliminate all collateral securing the note. All other aspects of the note remained unchanged.

2013-2015 Private Placement Offering

From May 2013 through October 2014, we sold an aggregate of 5,381,181 shares of our restricted Common Stock (including 3,049,081 already described above) to 15 "accredited investors" (individuals and trusts) at price of $1.00 per share resulting in total proceeds to the Company of $4,072,090 in aggregate. Purchasers in the offering included Guillermo Marmol, our director (200,000 shares); Jeffrey M. Heller, our director (400,000 shares); Brenda Jackson, our director (300,000 shares); Garrett Boone, our director (200,000 shares); and the wife of our CFO, David Pilotte (20,000 shares). All shares sold since the original S-1 Registration Statement was filed (December 23, 2013) were to officers, directors, existing stockholders, or others with which the Company had a pre-existing relationship.

Beginning in November 2014, we sold an aggregate of 932,674 shares of our restricted common stock to seven of our Board members, two current investors, our former CFO, a close relative of our CEO, two business partners of an existing investor, and an investment fund. Each sale was at a price of $1.50 per share resulting in total proceeds to the Company of $1,399,001 in aggregate. Board members participating in the offering included Guillermo Marmol (66,667 shares); Jeffrey M. Heller (116,668 shares); Brenda Jackson (50,001 shares); Garrett Boone (3,334 shares); Ron Seidel (10,000 shares); Margaret Keliher (20,000 shares); and Michael Gorton (26,667 shares).

Short-term Debt

Effective March 2, 2015, we entered into a convertible loan agreement with Alpha Capital Anstalt ("Alpha") to borrow $1,250,000 (the "Loan"). The Loan is convertible into shares of Common Stock at a rate of $1.00 per share, bears interest at a rate of 8.0% per annum, all principal and interest is due on September 2, 2015, and the loan is secured by the assets of the Company and its subsidiaries (excluding Powerhouse One and all interest in its operations, its assets, and proceeds or distributions therefrom). The principal and accrued interest amounts on the Loan are convertible at any time into shares of Common Stock at a rate of $1.00 per share. In connection with the Loan, the Company also granted Alpha 937,500 warrants (the “Warrants”) exercisable at $1.50 per share, certain piggy-back registration rights, cashless exercise privileges and anti-dilution protection on both the Common Stock into which the Loan may convert and for which the Warrants may be exercised under the occurrence of certain events.

All of the above mentioned securities were issued pursuant the private placement exemption available under Section 4(2) of the Securities Act of 1933, as amended.

Shares Authorized for Issuance Under Equity Compensation Plans

The following table provides information as of December 31, 2014, regarding the Pool under which equity securities are authorized for issuance:

Plan Category	Number of securities to be issued upon exercise of outstanding options, warrants and rights	Weighted-average exercise price of outstanding options, warrants and rights	Number of securities available for future issuance under equity compensation plans (excluding those in first column)
Equity compensation plans approved by the security holders	-	-	-
Equity compensation plans not approved by the security holders	2,864,259	$1.16	-
Total	2,864,259	$1.16	-

ITEM 7	MANAGEMENT’S DISCUSSION AND ANALYSIS OF FINANCIAL CONDITION AND RESULTS OF OPERATIONS

Comparison of Operating Results

Year Ended December 31, 2014 and 2013

(all amounts rounded)

Power generation revenue was $975 thousand in 2014 compared to $487 thousand in 2013, and cost of revenues were $553 thousand (57% of revenue) and $314 thousand (64% of revenue), respectively. The increased revenues and increased cost of revenues in 2014 compared to 2013 were driven almost entirely by the acquisition of Powerhouse One in June 2013, and the fact that 2014 included a full year of its operations.

The increase in general and administrative expenses of approximately $1.0 million was comprised of increased equity compensation expense of $839 thousand resulting from option grants to executives, members of the Board of Directors, contractors, and advisors; increased consulting fees of $288 thousand resulting from the an upgrade at the CFO's role and expanded workload pursuant to an hourly contract; increased accounting fees of $62 thousand resulting from the outsourcing of accounting to meet a higher workload; increased accounting and legal fees of $102 thousand resulting from multiple amendments and a prolonged review period of a registration statement; increased investor relations/public relations expense of $41 thousand resulting from the initiation of investor relations efforts; increased due diligence expenses of $70 thousand resulting in the pending acquisition of IS 46; increased franchise taxes of $33 thousand resulting from reincorporating in Delaware; offset by a reduced acquisition costs of $266 thousand resulting primarily from the 2013 acquisition of Powerhouse One; reduced amortization expenses of $110 thousand resulting from the website becoming fully depreciated in 2013; and other increases and decreases netting to approximately $43 thousand increase.

Interest expense increased to $504 thousand in 2014 from $308 thousand in 2013, an increase of $196 thousand (64%). The increase was comprised of $151 thousand increase in expense for the acquisition note payable incurred in connection the 2013 acquisition of Powerhouse One outstanding for a full year versus 6.5 months in 2013; and $53 thousand resulting form the June and December 2014 issuances of convertible notes payable to related parties including members of the Board of Directors; offset by reductions in other interest bearing items totaling $8 thousand.

In 2013 we recorded a $102 thousand expense for the inducement for conversion of notes payable relating to the value in the decrease of the conversion price of certain outstanding convertible notes from $1.70 per share to $1.00 per share in May 2013, and an impairment charge of $114 thousand resulting from the decision to uninstall the Mill 77 project.

The Company had a net loss attributable to common stockholders of $3.4 million in 2014, compared to a loss of $2.4 million in 2013, an increase of $1.0 million or 42% from the prior period, due to the changes described above.

Liquidity and Capital Resources

Sources of Liquidity and Trends In Liquidity

Other than funds acquired recently through the private placements of debt and equity securities and our repeatedly demonstrated ability to raise capital, we are not aware of any trends that are expected to result in either an increase in our liquidity. Cash flows from existing revenue sources do not cover the costs of administering our business and our monthly net cash flow, excluding the payment of $600,000 per month due to the acquisitions in progress, reflects a deficit of between $150,000 and $200,000 each month. We also expect the need for additional funds to increase as we seek additional acquisitions and become a fully-reporting public company (which will increase our quarterly operating expenses in connection with costs relating to the preparation of and filing of periodic reports, financial statements and other disclosures and filings with the Securities and Exchange Commission, which we estimate in the amount of $100,000 per quarter).

As is typical in early-stage companies, our liquidity and capital resources are limited. As such, we are highly dependent upon our ability to raise money in one or more private placements of securities in order to continue our operations and pursue our business plan. Though we can provide no assurance of our ability to acquire funding in the future, management has historically demonstrated an ability to acquire funds through the private placement of our securities. If we are unable to acquire additional funding to support our ongoing funding requirements, we may be required to curtail or cease operations.

To date, we have funded our operations primarily through private placements of common stock and convertible debt securities.  Since the date of the reverse merger with Principal Solar Texas, we have sold 7,985,603 shares of our common stock for aggregate proceeds of $7,953,041. These sales of our common stock reflect issuance prices ranging from $0.55 to $1.69 per share (weighted average of approximately $1.00). Although we have successfully financed our operations through the issuance of common stock to date, we cannot be assured that we will be able to continue to be successful in financing our operations in the future.

Like the most recent acquisition (Powerhouse One), future acquisitions are expected to be separately financed and self-supporting from a cash flow perspective. As such, proceeds from the recent private placements of our equity securities are used primarily to support the Company's administrative needs and due diligence efforts in furtherance of its business plan.

Long-term Debt

Effective June 17, 2013, the Company closed an acquisition agreement with Vis Solis, Inc., and AstroSol, Inc., co-sellers of Powerhouse One, LLC, whereby 89% of the outstanding membership interest of Powerhouse was exchanged for $6,200,000 in cash.  Powerhouse owns and operates a ground mounted solar electric generation facility consisting of four projects: Lincoln Farm I, II, III and IV (each a separate wholly-owned Tennessee limited liability company), located in Fayetteville, Tennessee.  The project was designed as a 3 MW facility providing approximately 4.5 million Kilowatt hours of electricity per year.

In connection with the acquisition, Powerhouse, and certain of its subsidiaries, entered into a Loan and Security Agreement with Bridge Bank, NA (“Bridge Bank” and the “Loan Agreement”).  Pursuant to the Loan Agreement, Powerhouse borrowed $5,050,000 from Bridge Bank, which bears interest at 7.5% per annum, with monthly interest payable in arrears, and certain amortization payments due quarterly in an amount of between $55,514 to $77,574 (increasing during the term of the loan).  The amount borrowed under the Loan Agreement was used to pay the purchase price of the Powerhouse acquisition. The amount borrowed under the Loan Agreement is due on the fourth anniversary of the loan date (June 17, 2017), can be prepaid at any time with thirty (30) days prior written notice, provided that an additional 7% of the principal amount of the loan is due if the loan is repaid within the first year of the loan, 6% is due if repaid within the second year of the loan, 5% is due if the loan is repaid within the third year of the loan and no additional amount is due if repaid three years from the date of the loan.  The Loan Agreement required a commitment fee of 1% of the loan amount, an underwriting fee of 1.75% of the loan amount and a yearly annual portfolio management fee of 0.16% of the amount outstanding under the loan.  Pursuant to the Loan Agreement and a separate Pledge and Security Agreement, all of the membership interests of Powerhouse and all of the assets of Powerhouse were pledged as security to secure the repayment of the loan.  The Loan Agreement requires certain affirmative and negative covenants, including requiring Powerhouse to maintain a debt coverage ratio of not less than 1.10:1, measured quarterly following the first anniversary of the debt. The debt also restricts the payment of dividends, and it is secured by all the assets of Powerhouse, guaranteed by Principal Solar, Inc., and is further secured by a pledge by Principal Solar, Inc. of its membership interest in Powerhouse.

Effective June 17, 2013, we granted a warrant to purchase 151,050 shares of our common stock to Bridge Bank in connection with the acquisition of Powerhouse.  The warrant has an exercise price of $1.00 per share, cashless exercise rights, redemption rights providing the Company the right to redeem the warrant for $604,200, anti-dilution rights associated with offerings of equity securities, a term expiring on the first to occur, of the 10 year anniversary of the grant, the closing of the Company’s initial public offering, or the liquidation of the Company (each a “Termination Event”), and the warrant is automatically exercised on a cashless basis upon a Termination Event.  The Company also provided the holder registration rights in connection with the grant of the warrant.

Short-term Debt

Effective March 2, 2015, we entered into a convertible loan agreement with Alpha Capital Anstalt ("Alpha") to borrow $1,250,000 (the "Loan"). The Loan is convertible into shares of Common Stock at a rate of $1.00 per share, bears interest at a rate of 8.0% per annum, all principal and interest is due on September 2, 2015, and the loan is secured by the assets of the Company and its subsidiaries (excluding Powerhouse One and all interest in its operations, its assets, and proceeds or distributions therefrom). The principal and accrued interest amounts on the Loan are convertible at any time into shares of Common Stock at a rate of $1.00 per share. In connection with the Loan, the Company also granted Alpha 937,500 warrants (the “Warrants”) exercisable at $1.50 per share, certain piggy-back registration rights, cashless exercise privileges and anti-dilution protection on both the Common Stock into which the Loan may convert and for which the Warrants may be exercised under the occurrence of certain events.

Convertible Notes, Related Parties

In June 2014, the Company issued convertible notes of $250,000 each to two of its Board members, Messrs. Heller and Marmol, to fund deposits on potential future acquisitions. Such potential acquisitions remain subject to significant uncertainties including due diligence, obtaining construction and permanent financing, and negotiating PPAs, developer agreements, and interconnection agreements. The notes bore interest at a rate of 18% per year and matured on December 5, 2014, and all principal and interest was due at maturity. Principal and interest is payable in cash or shares of Common Stock, at the option of the holder, at a conversion price of $1.00 per share. The notes were secured pursuant to a security agreement by the Company's interest in the otherwise unencumbered net cash flow, if any, from the operations of its Powerhouse One subsidiary. The Company may prepay the notes at any time, but the holders of the notes were guaranteed to receive a minimum of six months interest on the notes.

On February 27, 2015 (made effective on the original maturity date), the notes were modified to extend the maturity date to September 30, 2015, to reduce the interest rate from 18% to 12% per annum, and to eliminate all collateral securing the notes. All other aspects of the notes remained unchanged.

On December 1, 2014, Michael Gorton, the Company's Chief Executive Officer, loaned to the Company pursuant to a convertible promissory note the amount of $130,000. The note initially matured on June 30, 2015, bore interest at a rate of 12% per annum, is convertible into shares of our Common Stock at a price of $1.50 per share, and was secured by a claim on proceeds, if any, of a solar project being acquired (IS 46). The notes can be prepaid at any time prior to maturity without penalty. On February 27, 2015, the note was modified to extend the maturity date to September 30, 2015, and eliminate all collateral securing the note. All other aspects of the note remained unchanged.

Acquisition of IS 46, LLC (in progress)

In November 2014, the Company entered into a MIPA with Innovative Solar Systems, LLC, a solar developer operating primarily in North Carolina, to acquire IS 46, the owner of a 78.5mw AC solar project to be built in Hope Mills, North Carolina. IS 46 holds a single and intangible asset, a 15-year PPA with Duke Energy Progress, Inc. IS 46 does not have, nor has it ever had, any other assets, any liabilities, any employees, any revenues, or any operations of any kind. As such, IS 46 is not a "business" as defined in the accounting literature, and it has no historical financial statements. PSI agreed to pay Innovative Solar Systems, LLC $6,280,000 for 100% of the membership interest of IS 46 in a series of payments of approximately $300,000 per month between execution of the MIPA and the financial close (the point at which all project financing is arranged), and a balloon payment at financial close sufficient to having cumulatively paid 70% of the $6,280,000 price. The remaining 30% of the purchase price will be paid in installments of $150,000 per month through the project's commercial operation date. A total of $1,770,000 has been paid to date, and failure by the Company to make any of the future scheduled payments may result in the loss of all payments made through such date. The Company is working with engineering and construction firms on final designs, and the total cost of the project based upon the preliminary work is expected to be approximately $173 million. The Company is in discussion with multiple parties to provide the acquisition, construction, and permanent financing for the project, however, no assurance can be given that adequate financing on terms acceptable, or even available, to the Company will be obtained. Closing of the acquisition is expected to occur no later than June 3, 2015, and construction is expected to be completed in early 2016.

Acquisition of IS 42, LLC (pending)

On March 2, 2015, the Company entered into a MIPA with Innovative Solar Systems, LLC, a solar developer operating primarily in North Carolina, to acquire Innovative Solar 42, LLC ("IS 42"), the owner of a 72.9mw AC solar project to be built in Fayetteville, North Carolina. IS 42 holds a single and intangible asset, a 10-year power purchase agreement ("PPA") with Duke Energy Progress, Inc. IS 42 does not have, nor has it ever had, any other assets, any liabilities, any employees, any revenues, or any operations of any kind. As such, IS 42 is not a "business" as defined in the accounting literature, and it has no historical financial statements. PSI agreed to pay Innovative Solar Systems, LLC $5,832,000 for 100% of the membership interest of IS 42 in a series of payments of approximately $300,000 per month between execution of the MIPA and the financial close (the point at which all project financing is arranged), and a balloon payment at financial close sufficient to having cumulatively paid 70% of the $5,832,000 purchase price. The remaining 30% of the purchase price will be paid in installments of $150,000 per month through the project's commercial operation date. A total of $570,000 has been paid to date, and failure by the Company to make any of the future scheduled payments may result in the loss of all payments made through such date. The Company is working with engineering and construction firms on final designs, and the total cost of the project based upon the preliminary work is expected to be approximately $150 million. The Company is in discussion with multiple parties to provide the acquisition, construction, and permanent financing for the project, however, no assurance can be given that adequate financing on terms acceptable, or even available, to the Company will be obtained. Closing of the acquisition is expected to occur no later than August 30, 2015, and construction is expected to be completed in early 2016.

Possible Violations of the Securities Act of 1933

The Company may have contingent liability arising out of possible violations of the Securities Act in connection with the presentation which we furnished as Exhibit 99.1 to our Current Report on Form 8-K, filed with the Securities and Exchange Commission on May 5, 2014. Specifically, the furnishing of the presentation publicly may have constituted an “offer to sell” as described in Section 5(c) of the Securities Act. Any liability would depend upon the number of shares purchased by investors who reviewed such presentation that may have constituted a violation of Section 5 of the Securities Act. If a claim were brought by any such ‘recipients’ of such presentation and a court were to conclude that the public disclosure of such presentation constituted a violation of Section 5 of the Securities Act, we could be required to repurchase the shares sold to the investors who reviewed such presentation at the original purchase price, plus statutory interest from the date of purchase, for claims brought during a period of one year from the date of their purchase of common stock. We could also incur considerable expense in contesting any such claims. As of the date of this Annual Report, no legal proceedings or claims have been made or threatened by any investors in the Company’s offering. Such payments and expenses, if required, could significantly reduce the amount of working capital we have available for our operations and business plan, delay or prevent us from completing our plan of operations, or force us to raise additional funding, which funding may not be available on favorable terms, if at all. See also the “Risk Factor” entitled “We may have contingent liability arising out of possible violations of the Securities Act of 1933, as amended, in connection with the presentation which we furnished as Exhibit 99.1 to our Current Report on Form 8-K, filed with the Securities and Exchange Commission on May 5, 2014, herein.

Off-Balance Sheet Arrangements

Acquisition of IS 46, LLC (in progress)

In November 2014, the Company entered into a Membership Interest Purchase Agreement ("MIPA") with Innovative Solar Systems, LLC, a solar developer operating primarily in North Carolina, to acquire IS 46, the owner of a 78.5mw AC solar project to be built in Hope Mills, North Carolina. IS 46 holds a single and intangible asset, a 15-year Power purchase agreement ("PPA") with Duke Energy Progress, Inc. IS 46 does not have, nor has it ever had, any other assets, any liabilities, any employees, any revenues, or any operations of any kind. As such, IS 46 is not a "business" as defined in the accounting literature, and it has no historical financial statements. PSI agreed to pay Innovative Solar Systems, LLC $6,280,000 for 100% of the membership interest of IS 46 in a series of payments of approximately $300,000 per month between execution of the MIPA and the financial close (the point at which all project financing is arranged), and a balloon payment at financial close sufficient to having cumulatively paid 70% of the $6,280,000 price. The remaining 30% of the purchase price will be paid in installments of $150,000 per month through the project's commercial operation date. A total of $1,770,000 has been paid to date, and failure by the Company to make any of the future scheduled payments may result in the loss of all payments made through such date. The Company is working with engineering and construction firms on final designs, and the total cost of the project based upon the preliminary work is expected to be approximately $173 million. The Company is in discussion with multiple parties to provide the acquisition, construction, and permanent financing for the project, however, no assurance can be given that adequate financing on terms acceptable, or even available, to the Company will be obtained. Closing of the acquisition is expected to occur no later than June 3, 2015, and construction is expected to be completed in early 2016.

Acquisition of IS 42, LLC (pending)

On March 2, 2015, the Company entered into a MIPA with Innovative Solar Systems, LLC, a solar developer operating primarily in North Carolina, to acquire Innovative Solar 42, LLC ("IS 42"), the owner of a 72.9mw AC solar project to be built in Fayetteville, North Carolina. IS 42 holds a single and intangible asset, a 10-year PPA with Duke Energy Progress, Inc. IS 42 does not have, nor has it ever had, any other assets, any liabilities, any employees, any revenues, or any operations of any kind. As such, IS 42 is not a "business" as defined in the accounting literature, and it has no historical financial statements. PSI agreed to pay Innovative Solar Systems, LLC $5,832,000 for 100% of the membership interest of IS 42 in a series of payments of approximately $300,000 per month between execution of the MIPA and the financial close (the point at which all project financing is arranged), and a balloon payment at financial close sufficient to having cumulatively paid 70% of the $5,832,000 purchase price. The remaining 30% of the purchase price will be paid in installments of $150,000 per month through the project's commercial operation date. A total of $570,000 has been paid to date, and failure by the Company to make any of the future scheduled payments may result in the loss of all payments made through such date. The Company is working with engineering and construction firms on final designs, and the total cost of the project based upon the preliminary work is expected to be approximately $150 million. The Company is in discussion with multiple parties to provide the acquisition, construction, and permanent financing for the project, however, no assurance can be given that adequate financing on terms acceptable, or even available, to the Company will be obtained. Closing of the acquisition is expected to occur no later than August 30, 2015, and construction is expected to be completed in early 2016.

Contractual Obligations

Acquisition Note Payable

On June 17, 2013, Powerhouse One, LLC secured financing of $5,050,000 from Bridge Bank, National Association to acquire the membership interest (and the underlying solar arrays) of Co-Sellers. The note matures on June 17, 2017, and bears a fixed interest rate of 7.5% annually. Interest is paid monthly and principal is paid quarterly beginning in September 2013 based on an 11-year amortization schedule. Covenants include the maintenance of a restricted cash account, routine reporting, and a minimum debt service coverage ratio calculated separately for Powerhouse One of not less than 1.10:1, measured quarterly following the first anniversary of the debt. The debt also restricts the payment of dividends, and it is secured by all the assets of Powerhouse, guaranteed by Principal Solar, Inc., and is further secured by a pledge by Principal Solar, Inc. of its membership interest in Powerhouse.

Principal payments over the following years are as follows:

2015	$249,816
2016	280,056
2017	4,173,164
Total principal payments	4,703,036
Unrecognized discount	(50,057)
Note payable at December 31, 2014	$4,652,979

ITEM 8     FINANCIAL STATEMENTS AND SUPPLEMENTARY DATA

The financial statements and schedules are listed in Part IV, Item 15 of this Form 10-K and are incorporated by reference herein.

ITEM 9A     CONTROLS AND PROCEDURES

Disclosure Controls and Procedures

Disclosure controls and procedures are designed to ensure that information required to be disclosed in our reports filed or submitted under the Securities Exchange Act of 1934 (the "Exchange Act") is recorded, processed, summarized, and reported, within the time period specified in the SEC's rules and forms and is accumulated and communicated to the Company's management, as appropriate, in order to allow timely decisions in connection with required disclosure.

Evaluation of Disclosure Controls and Procedures

The Company's principal executive officer and its principal financial officer carried out an evaluation of the effectiveness of the design and operation of the Company's disclosure controls and procedures (as such term is defined in Rules 13a-15(e) and 15d-15(e) under the Exchange Act) as of December 31, 2014, pursuant to Exchange Act Rule 13a-15. Such disclosure controls and procedures are designed to ensure that information required to be disclosed by the Company is accumulated and communicated to the appropriate management on a basis that permits timely decisions regarding disclosure. Based upon that evaluation, the Company's Chief Executive Officer and Chief Financial Officer concluded the Company's disclosure controls and procedures as of December 31, 2014, were effective.

Management's Report On Internal Control Over Financial Reporting

Management of the Company is responsible for establishing and maintaining adequate internal control over financial reporting as defined in Rules 13a-15(f) and 15d-15(f) under the Exchange Act. The Company's internal control over financial reporting is designed to provide reasonable assurance regarding the reliability of financial reporting and the preparation of financial statements for external purposes in accordance with accounting principles generally accepted in the United States of America ("U.S. GAAP"). The Company's internal control over financial reporting includes those policies and procedures that:

●	pertain to the maintenance of records that, in reasonable detail, accurately and fairly reflect the transactions and dispositions of the assets of the Company;

●

provide reasonable assurance that transactions are recorded as necessary to permit preparation of financial statements in accordance with U.S. GAAP, and that receipts and expenditures of the Company are being made only in accordance with authorizations of management and directors of the Company; and

●

provide reasonable assurance regarding prevention or timely detection of unauthorized acquisition, use or disposition of the Company’s assets that could have a material effect on the financial statements.

In connection with the preparation of our annual financial statements, we have assessed the effectiveness of the Company’s internal control over financial reporting as of December 31, 2014, based on criteria established in Internal Control-Integrated Framework issued by the Committee of Sponsoring Organizations of the Treadway Commission, or the COSO Framework (2013). Our assessment included an evaluation of the design of our internal control over financial reporting and testing of the operational effectiveness of those controls.

Based upon our evaluation, we have determined that, as of December 31, 2014, there were material weaknesses in our internal control over financial reporting. As defined by the Public Company Accounting Oversight Board (United States) Auditing Standard No. 5, a material weakness is a deficiency or a combination of deficiencies, such that there is a reasonable possibility that a material misstatement of the annual or interim financial statements will not be prevented or detected. The material weaknesses identified during management’s assessment were (i) a lack of segregation of duties to ensure adequate review of financial transactions, (ii) a lack of written policies and procedures surrounding the accumulation and summarization of financial transactions, and (iii) a lack of documentation evidencing the controls that do exist were operating effectively. In light of these material weaknesses, management has concluded that, as of December 31, 2014, the Company did not maintain effective internal control over financial reporting.

During 2014, our accounting staff consisted of a single individual, our Chief Financial Officer, and an outsourced accounting function. In order to improve the lack of segregation of duties in the future, we may add to our accounting staff, but only modestly. Except for purposes of building and maintaining an environment of strong internal controls over financial reporting, our business model does not require an accounting staff beyond two or three individuals; however, we retain an independent contractor with extensive financial accounting and reporting experience to assist us in the preparation of our reports filed with the SEC. As such, the Company may never achieve an effective control environment completely lacking of material control weaknesses.

Changes In Internal Control Over Financial Reporting

There were no changes in our internal controls over financial reporting during the fourth quarter of the year ended December 31, 2014, that have materially affected, or are reasonably likely to materially affect, our internal control over financial reporting.

Limitations on the Effectiveness of Controls

The Company’s disclosure controls and procedures provide the Company’s Chief Executive Officer and Chief Financial Officer with reasonable assurances that the Company’s disclosure controls and procedures will achieve their objectives. However, the Company’s management does not expect that the Company’s disclosure controls and procedures or the Company’s internal control over financial reporting can or will prevent all human error. A control system, no matter how well designed and implemented, can provide only reasonable, not absolute, assurance that the objectives of the control system are met. Furthermore, the design of a control system must reflect the fact that there are internal resource constraints, and the benefit of controls must be weighed relative to their corresponding costs. Because of the limitations in all control systems, no evaluation of controls can provide complete assurance that all control issues and instances of error, if any, within the Company’s company are detected. These inherent limitations include the realities that judgments in decision-making can be faulty, and that breakdowns can occur due to human error or mistake. Additionally, controls, no matter how well designed, could be circumvented by the individual acts of specific persons within the organization. The design of any system of controls is also based in part upon certain assumptions about the likelihood of future events, and there can be no assurance that any design will succeed in achieving its stated objectives under all potential future conditions.

We are a smaller reporting company and are required to comply with the internal control reporting and disclosure requirements of Section 404 of the Sarbanes-Oxley Act for fiscal years ending on or after July 15, 2007. Although we are working to comply with these requirements, we have limited financial personnel making compliance with Section 404 - especially with segregation of duty control requirements – very difficult, if not impossible, and cost prohibitive. While the SEC has indicated it expects to issue supplementary regulations easing the burden of Section 404 requirements for small entities like us, such regulations have not yet been issued.

Attestation Report of the Independent Registered Public Accounting Firm

This report does not include an attestation report of our independent registered public accounting firm regarding our internal controls over financial reporting. Under SEC rules, such attestation is not required for smaller reporting companies.

PART III

ITEM 10     DIRECTORS, EXECUTIVE OFFICERS AND CORPORATE GOVERNANCE

Directors And Executive Officers

Directors are elected to hold office until the next annual meeting of stockholders or until their successors are duly elected and qualified.  Officers serve at the discretion of the Board of Directors.  The Company has assembled a leadership team with a strong mix of senior executive experience across energy, consulting, procurement, corporate development, technology, sales and marketing.

The Company is founded on the philosophy of strong business ethics and work fundamentals.  Set forth below is a summary of our executive officers’ and directors’ business experience for the past 5 years.  The experience and background of each of the directors, as summarized below, were significant factors in their previously being nominated as directors of the Company.

Name	Age	Position	Since
Michael Gorton	57	Chief Executive Officer and Chairman	July 2010
David N. Pilotte	56	Chief Financial Officer	January 2014
Kenneth G. Allen	71	Chief Operations Officer	March 2011
R. Michael Martin	53	Executive Vice President Business Development	June 2011
Dan Bedell	40	Executive Vice President Strategic and Corporate Development, Senior Director Principal Solar Institute	October 2011
Margaret Keliher	59	Director	March 2011
Ronald B. Seidel	68	Director	January 2011
Jeffrey M. Heller	75	Director	May 2013
Brenda Jackson	64	Director	October 2013
Guillermo Marmol	61	Director	January 2014
Garrett Boone	71	Director	September 2014

Executives

Michael Gorton, Chief Executive Officer and Chairman

Mr. Gorton has served as our Chief Executive Officer and Chairman since July 2010.

In 2002, Mr. Gorton became the founding CEO of TelaDoc, a company focused on solving the efficiency paradigm for a subsection of healthcare.  Under the TelaDoc model, members had access to telephonic physicians who could review medical records, treat and prescribe medication.  When Mr. Gorton left the company in 2009, it had over a million paying members nationwide. Mr. Gorton consulted with clients on a range of topics between 2009 and July 2010 when he joined our pre-merger company, Principal Solar, Inc. (a Texas corporation) as its CEO. Mr. Gorton then became the CEO of the Company, Principal Solar, Inc. (a Delaware corporation), upon the merger with Kupper Parker Communications, Inc. in March 2011.

Prior to founding TelaDoc, Mr. Gorton founded such enterprises as the Texas Acceleration Group (“TAG”), an entity formed to assist startup companies; Palo Duro Records to promote an unknown country artist: Shelley Laine; and Internet Global (“iGlobal”), an entity designed to deliver Internet access, the world's first DSL network, and the nation's first voice over Internet phone ("VOIP").

In 1981, Mr. Gorton joined Dallas Power and Light that later merged into Texas Utilities ("TXU") where he started as a project engineer dealing with power plants, distribution, transformer management, and integration of renewable energy into the grid. Mr. Gorton left TXU in 1992.

Mr. Gorton earned his B.S. in Engineering from Texas Tech, his M.S. in Physics from the University of Texas at Dallas, and his Juris Doctorate from Texas Wesleyan University (recently acquired by Texas A&M University). He also serves on the Advisory Council and is an Ex Officio Member of the Development Board of the School of Natural Sciences and Mathematics at the University of Texas at Dallas.

David N. Pilotte, Chief Financial Officer

Mr. Pilotte, has been our Chief Financial Officer since January 2014, and has been engaged by the Company under a Professional Services Agreement with DNP Financial, LLC.

In 1996, Mr. Pilotte formed this independent consulting practice through which he advises small- and middle-market companies on matters of accounting, corporate finance, public reporting, due diligence, debt restructuring, and profit improvement. From April 2010 to October 2013, Mr. Pilotte's assignments included serving as CFO of Calpian, Inc., an OTC traded company engaged in electronic payments in the U.S. and India. Prior assignments since 1996 have included serving as CFO, COO, Chief Restructuring Officer, Corporate Controller, and interim executive for other OTC, NASDAQ, and Amex listed firms and private companies. Mr. Pilotte started his career with Arthur Andersen & Company in 1984.

Mr. Pilotte holds a bachelor’s degree in finance from the University of Florida, an MBA with concentrations in management and accounting from the University of Houston, and has been a CPA in Texas since 1986.

Kenneth G. Allen, Chief Operations Officer

Since January 2010, Mr. Allen has served as Chief Operations Officer of our predecessor, Principal Solar Texas, and has served as the Chief Operations Officer of the Company since March 2011.

From 2001 through July 2009, Mr. Allen served as Plant Manager of Texas Independent Energy, an operator of two 1GW scale traditional utility plants in Texas.  From 1969 to 1999, Mr. Allen served as Plant Manager/Engineer of TXU Energy.

Mr. Allen earned his B.S. in Electrical Engineering from New Mexico State University.

R. Michael Martin, Executive Vice President Business Development

Mr. Martin has served as the Executive Vice President Business Development since June 2011.

From 2005 to July 2009, Mr. Martin served as a strategic sales executive for Aquire, Inc., a software company, where he led the sales of Aquire's strategic workforce management solutions to its largest customers.  Prior to Acquire, Inc., Mr. Martin served as VP of Business Development and similar roles at Initiate Systems and i2 Technologies.

Mr. Martin graduated from The University of Texas at Austin in 1983 with a Bachelor of Business Administration in International Business.

Dan Bedell, Executive Vice President Strategic and Corporate Development and Sr. Director Principal Solar Institute

Dan Bedell joined Principal Solar in October 2011 as EVP Marketing and Corporate Development following Principal Solar’s acquisition of Capstone Solar.

Since January 2013, Mr. Bedell has also served as the Director of Program Management for ReachLocal, an Internet marketing company.  From December 2011 to December 2012, Mr. Bedell served as a management consultant to Accretive Solutions.  From April 2008 to October 2011, Mr. Bedell served as a program management consultant for Lehigh Hanson, a building materials company.

Mr. Bedell holds his B.B.A. in Economics from the University of North Texas where he graduated cum laude and spent a semester studying international finance in the UK.

Directors

Michael Gorton – Chairman (see bio above)

Qualifications as Director

Mr. Gorton has extensive industry knowledge as well as a deep knowledge as our founder, of our history, strategy and culture.  Having led us as CEO and founder, Mr. Gorton has been the driving force behind the strategy and operations that have led to our growth thus far.

Margaret Keliher, Director

Judge Keliher has been a director of the Company since March 2011, chairs the Audit Committee, and is a financial expert as defined in Section 407 of the Sarbanes-Oxley Act of 2002.

Judge Keliher has served as the Executive Director of Texas Business for Clean Air since 2007 and director at the Texas Institute. In 2002 Judge Keliher was appointed to an unexpired term as Dallas County Judge by the County Commissioners Court. She served as Dallas County Judge until 2007.

Judge Keliher earned a Bachelor’s degree in accounting from the University of Virginia, and graduated cum laude from the Southern Methodist University School of Law. She started her career as a Certified Public Accountant with Deloitte.

Qualifications as Director

Judge Keliher brings a unique combination of legal and accounting expertise to the Board.  As a result of her many accomplishments, Judge Keliher is a well-respected businesswoman in the State of Texas, and has numerous business contacts.  Her name and credibility bring great value to the Board and the Company.

Ronald B. Seidel, Director

Mr. Seidel has served as a director of the Company since January 2011, and is a member of the Audit Committee.

Mr. Seidel began serving as President of RBS Energy Consulting in 2007, working with private equity, investment banks, and the government on electric energy issues primarily in the Electric Reliability Council of Texas "ERCOT") market. Prior to his consultancy, Mr. Seidel was an executive responsible for building and managing a broad range of electric utilities including 33 years with Texas Utilities, one of the nations’ largest electric utilities.

Mr. Seidel holds his Mechanical Engineering degree from New Mexico State University; he earned his Master of Business Administration from the Cox School of Business at Southern Methodist University; is a registered professional engineer in Texas; and has held a U.S. Nuclear Regulatory Commission Senior Reactor Operator license.

Qualifications as Director

With his extensive background in electric energy issues and capital markets, Mr. Seidel brings a unique portfolio of business expertise to us.   His service and leadership with leading organizations in financial and operational roles reflects his expertise in navigating opportunities that complex organizations such as us face.

Jeffrey M. Heller, Director

Mr. Heller has been a director of the Company since May 2013, and is a member of the Audit Committee.

Mr. Heller is an investor and advisor at MHT Partners, a middle market investment bank located in Dallas and Boston. Prior to his retirement in 2008, Mr. Heller served as vice chairman and COO of Electronic Data Systems, a global technology services company, where he worked for nearly 40 years.

Qualifications as Director

Mr. Heller has had a long and successful career in the technology sector serving in various capacities, having been the President, Chief Operating Officer and Vice Chairman at EDS.  Mr. Heller’s background brings insights into corporate structure and project development, along with expansion and corporate growth.

Brenda Jackson, Director

Ms. Jackson has been a director of the Company since October 2013, and is a member of the Nominating/Corporate Governance Committee.

Before retiring in June 2013, Brenda Jackson was senior vice president and chief customer officer for Oncor, an electric utility in Texas, where she worked for 40 years.

Ms. Jackson earned her B.S. from Prairie View A&M College and holds a graduate finance certificate from Southern Methodist University in Dallas.

Qualifications as Director

Ms. Jackson spent forty years serving in various roles in the electric power industry.  She has a tremendous amount of experience overseeing customer operations and customer service.  Her service and leadership, as well as the contacts that she has developed, are an asset to our Company.

Guillermo Marmol, Director

Mr. Marmol has been a director of the Company since January 2014, and is a member of the Compensation Committee.

Mr. Marmol has served as President of Marmol & Associates, a consulting firm that provides advisory services and investment capital to early stage technology companies, since 2007. Prior to that, he served as Division Vice President and a member of the Executive Committee of Electronic Data Systems Corporation, a global technology services company, as a director and Chief Executive Officer of Luminant Worldwide Corporation, an internet professional services company, and as Vice President and Chair of the Operating Committee of Perot Systems Corporation, an information technology and business solutions company. He began his career at McKinsey & Company, a management consulting firm, rising to increasingly senior positions with the firm, including the positions of Director and Senior Partner. Mr. Marmol is a Director of Foot Locker, Inc., chairs their Audit Committee, and serves on their Finance and Strategic Planning and Executive Committees.

Mr. Marmol has a B.A. in Engineering and Applied Physics from Harvard College, and an MBA from the Harvard Business School.

Qualifications as Director

Mr. Marmol’s extensive business experience, connections, and business acumen are an asset to the Company.

Garrett Boone, Director

Mr. Boone has been a director of the Company since September 2014, and is a member of the Compensation Committee and the Nominating/Corporate Governance Committee.

In 1978, Mr. Boone co-founded The Container Store, served as its Chairman and Chief Executive Officer until September 2007, and remains its Chairman Emeritus.

In 2006, Garrett Boone co-founded Texas Business for Clean Air, an effort to derail a fast track initiative to construct 11 out dated coal-burning energy plants in North Texas. A part of its mission is to promote "clean air is good for business in Texas."

Mr. Boone is the CEO of Innisfree Investments LLC (a family office), and sits on the Boards of The Trinity Trust, The Boone Family Foundation, the North Texas Commission Clean Air Task Force, and the Company. He is Chairman of the Board for TreeHouse, Inc., a new retail concept that provides sustainable, healthy, energy efficient solutions for the home. He is highly involved in the Great Trinity Forest plans, Paddling Trails and Bird Count Initiatives, and is a member of the advisory boards for The Dallas Women’s Foundation and Teach for America- Dallas–Ft. Worth. He is an advocate for public education and served on the Dallas Independent School District ("DISD") Star Commission to share business best practices within DISD.

Mr. Boone has a Bachelors of Arts in European History from Rice University and a Masters of Arts in History from the University of Texas at Austin.

Qualifications as Director

Mr. Boone’s extensive business experience, connections, and business acumen are an asset to the Company.

Family Relationships

There are no family relationships among our directors or executive officers.

Involvement in Certain Legal Proceedings

Our directors, executive officers and control persons have not been involved in any of the following events during the past ten years:

1.	any bankruptcy petition filed by or against any business of which such person was a general partner or executive officer either at the time of the bankruptcy or within two years prior to that time;

2.	any conviction in a criminal proceeding or being subject to a pending criminal proceeding (excluding traffic violations and other minor offenses);

3.

being subject to any order, judgment, or decree, not subsequently reversed, suspended or vacated, of any court of competent jurisdiction, permanently or temporarily enjoining, barring, suspending or otherwise limiting his involvement in any type of business, securities or banking activities; or

4.

being found by a court of competent jurisdiction (in a civil action), the Commission or the Commodity Futures Trading Commission to have violated a federal or state securities or commodities law, and the judgment has not been reversed, suspended, or vacated.

Independence of Directors

Even though the Company is not currently required to maintain independent directors, management believes that, with the exception of Mr. Gorton, all Board members are independent.

Committees of the Board

Our Company recently established Nominating / Corporate Governance, Compensation, and Audit committees but has not yet developed written committee charters or policies for each of the committees. Until such committee charters and policies are developed for the committee, the entire Board of Directors will continue to provide oversight into each of the committee's roles and responsibilities. Heretofore, the functions of those committees were adequately performed by the entire Board of Directors.

Our Company does not yet have any defined policy or procedural requirements for stockholders to submit recommendations or nominations for directors. Until the Company develops a charter and policies for the Nominating Committee, the entire Board of Directors will assess all candidates, whether submitted by management or stockholders, and make recommendations for election or appointment.

A stockholder who wishes to communicate with our Board of Directors may do so by directing a written request addressed to our Chief Executive Officer, at the address appearing on the first page of this Annual Report.

Audit Committee

The Audit Committee is expected to be responsible for, among other matters: (i) appointing, retaining, and evaluating our independent registered public accounting firm and approving all services to be performed by them, (ii) overseeing our independent registered public accounting firm’s qualifications, independence and performance, (iii) overseeing the financial reporting process and discussing with management and our independent registered public accounting firm the interim and annual financial statements that we file with the SEC, (iv) reviewing and monitoring our accounting principles, accounting policies, financial and accounting controls and compliance with legal and regulatory requirements, (v) establishing procedures for the confidential anonymous submission of concerns regarding questionable accounting, internal controls or auditing matters, and (vi) reviewing and approving related person transactions.

Our Audit Committee consists of Ms. Keliher, and Messrs. Heller and Seidel. We believe each of these individuals qualify as independent directors according to NASDAQ Rule 5605(a)(2) entitled "Board of Directors and Committees" with respect to audit committee membership. We also believe that Ms. Keliher and Mr. Heller each qualify as an “audit committee financial expert,” as such term is defined in Item 401(h) of Regulation S-K. A designation as the chairperson of the Audit Committee has not yet been made.

Nominating / Corporate Governance

Our Nominating / Corporate Governance Committee is expected to be responsible for, among other matters: (i) overseeing the organization of our Board of Directors to discharge the board’s duties and responsibilities properly and efficiently, (ii) identifying best practices and recommending corporate governance principles, (iii) developing and recommending to our Board of Directors a set of corporate governance guidelines and principles applicable to us, and (iv) reviewing and approving proposed conflicted transactions between us and an affiliated party

Our Nominating / Corporate Governance Committee consists of Ms. Jackson and Mr. Boone. We believe each of these individuals qualify as independent directors according to NASDAQ Rule 5605(a)(2) entitled "Board of Directors and Committees". A designation as the chairperson of the Nominating / Corporate Governance Committee has not yet been made.

Compensation

 Our Compensation Committee is expected to be responsible for, among other matters: (i) reviewing and approving our Chief Executive Officer’s and other executive officers’ annual base salaries, incentive compensation plans, including the specific goals and amounts, equity compensation, employment agreements, severance arrangements and change in control agreements, and any other benefits, compensation or arrangements, (ii) administering our equity compensation plan, (iii) overseeing our overall compensation philosophy, compensation plan and benefits programs, and (iv) preparing the compensation committee report included in our annual proxy statement.

Our Compensation Committee consists of Messrs. Marmol and Boone. We believe each of these individuals qualify as independent directors according to NASDAQ Rule 5605(a)(2) entitled "Board of Directors and Committees" and each is an outside director as defined pursuant to Section 162(m) of the Internal Revenue Code. A designation as the chairperson of the Compensation Committee has not yet been made.

Board and Committee Meetings

The Board met 9 times in 2014, and no member of the Board attended fewer than 75% of the meetings. The committees of the Board were formed after December 31, 2014, and no meetings have yet been held.

Code of Conduct

We have adopted a Code of Conduct covering all of our officers, Directors and employees in order to promote:

●	honest and ethical conduct, including the ethical handling of actual or apparent conflicts of interest between personal and professional relationships
●	full, fair, accurate, timely, and understandable, disclosure in reports and documents we file with the SEC and other authoritative bodies
●	compliance with applicable governmental laws, rules, and regulations
●	the prompt internal reporting of violations of the code to an appropriate person or persons identified in the Code
●	adherence to the code

A copy of the Code of Conduct has been posted on our website at www.PrincipalSolar.com and is available, without charge, to any person upon written request sent to: Secretary, Principal Solar, Inc., 211 Ervay, Suite 300, Dallas, TX 75201.    We intend to disclose amendments to, or waivers from, a provision in our Code of Conduct by posting such information on our website: www.PrincipalSolar.com.

Risk Oversight

Effective risk oversight is an important priority of the Board of Directors. Because risks are considered in virtually every business decision, the Board of Directors discusses risk throughout the year generally or in connection with specific proposed actions. The Board of Directors’ approach to risk oversight includes understanding the critical risks in the Company’s business and strategy, evaluating the Company’s risk management processes, allocating responsibilities for risk oversight among the full Board of Directors, and fostering an appropriate culture of integrity and compliance with legal responsibilities.

Election of Directors and Vacancies

The Company’s Bylaws provide that the Board of Directors has the sole authority to determine the number of members of the Board of Directors of the Company.  There are no agreements with respect to the election of directors. Our Bylaws further provide that vacancies on our Board of Directors may be filled by the affirmative vote of a majority of the remaining directors even if such majority is less than a quorum, or by the plurality of votes cast at a meeting of stockholders.

Indemnification

Section 102(b)(7) of the Delaware General Corporation Law (“DGCL”) provides that a corporation may, in its original certificate of incorporation or an amendment thereto, eliminate or limit the personal liability of a director for violations of the director’s fiduciary duty, except (1) for any breach of the director’s duty of loyalty to the corporation or its stockholders, (2) for acts or omissions not in good faith or which involve intentional misconduct or a knowing violation of law, (3) pursuant to Section 174 of the DGCL, which provides for liability of directors for unlawful payments of dividends or unlawful stock purchases or redemptions or (4) for any transaction from which a director derived an improper personal benefit. Our certificate of incorporation provides for such limitation of liability.

Section 145 of the DGCL provides that a corporation may indemnify any person, including an officer or director, who is, or is threatened to be made, party to any threatened, pending or completed legal action, suit or proceeding, whether civil, criminal, administrative or investigative, other than an action by or in the right of such corporation, by reason of the fact that such person was an officer, director, employee or agent of such corporation or is or was serving at the request of such corporation as an officer, director, employee or agent of another corporation or enterprise. The indemnity may include expenses (including attorneys’ fees), judgments, fines and amounts paid in settlement actually and reasonably incurred by such person in connection with such action, suit or proceeding, provided such officer, director, employee or agent acted in good faith and in a manner he reasonably believed to be in, or not opposed to, the corporation’s best interest and, for criminal proceedings, had no reasonable cause to believe that his conduct was unlawful. A Delaware corporation may indemnify any officer or director in an action by or in the right of the corporation under the same conditions, except that no indemnification is permitted without judicial approval if the officer or director is adjudged to be liable to the corporation. Where an officer or director is successful on the merits or otherwise in the defense of any action referred to above, the corporation must indemnify him against the expenses that such officer or director actually and reasonably incurred. Our certificate of incorporation provides for the indemnification of directors to the fullest extent permissible under Delaware law.

Our Bylaws provide for the indemnification of officers, directors and other agents acting on our behalf if this person is not adjudged guilty of willful nonfeasance, misfeasance or malfeasance in the performance of his duties.

Additionally, in the future, we may purchase and maintain insurance on behalf of us and any person who is or was a director or officer against any loss arising from any claim asserted against him or her and incurred by him or her in that capacity, subject to certain exclusions and limits of the amount of coverage we ultimately obtain.  Neither our Bylaws nor our certificate of incorporation include any specific indemnification provisions for our officers or directors against liability under the Securities Act. Additionally, insofar as indemnification for liabilities arising under the Securities Act may be permitted to directors, officers and controlling persons of the Company pursuant to the foregoing provisions, or otherwise, the Company has been advised that in the opinion of the Securities and Exchange Commission such indemnification is against public policy as expressed in the Act and is, therefore, unenforceable.

Stockholder Communications

Any stockholders wishing to communicate directly with one or more of the Directors can do so by addressing such communication to Michael Gorton, Chief Executive Officer and Chairman, 211 Ervay, Suite 300, Dallas, TX 75201. All such communications will be forwarded promptly to all Board members.

ITEM 11     EXECUTIVE COMPENSATION

Summary Compensation Table

The following summary compensation table indicates the cash and non-cash compensation earned during the fiscal years ended December 31, 2014, 2013 and 2012 by (i) our Chief Executive Officer (principal executive officer), (ii) our Chief Financial Officer (principal financial officer), and (iii) up to two additional most highly compensated executive officers other than our CEO and CFO who were serving as executive officers at the end of our last completed fiscal year whose total compensation exceeded $100,000 during such fiscal year ends.

Name and Position	Year	Salary ($)	Bonus ($)	Stock Awards ($)	Option Awards ($)(1)	All Other Comp ($)	Total ($)(2)
Michael Gorton, CEO (3)	2014	$288,000	$-	$-	$-	$-	$288,000
	2013	$270,000	$-	$-	$-	$-	$270,000
	2012	$264,000	$-	$-	$-	$-	$264,000

David N. Pilotte (7)	2014	$363,932	$-	$-	$400,000	$-	$763,932

R. Michael Martin, EVP (6)	2014	$216,000	$-	$-	$11,112	$-	$227,112
	2013	$193,500	$-	$-	$-	$-	$193,500
	2012	$168,000	$-	$-	$-	$-	$168,000

(1)

The amounts shown in this column indicate the grant date fair value of option awards granted in the subject year computed in accordance with Financial Accounting Standards Board ("FASB') Accounting Standards Codification ("ASC") Topic 718 entitled "Compensation-Stock Compensation".

(2)

Does not include perquisites and other personal benefits, or property, unless the aggregate amount of such compensation is more than $10,000.  None of our executive officers received any Non-Equity Incentive Plan Compensation or Nonqualified Deferred Compensation Earnings during the periods presented.

(3)	Amounts include salary of $144,000, $54,000, and $22,000 which were accrued but unpaid for fiscal 2014, 2013, and 2012, respectively.
(4)	Served as CFO from October 2012 to May 2013. Includes $12,825 which was accrued but unpaid in 2012.
(5)	Served as CFO from January 2011 to March 2012.
(6)	Amounts include salary of $54,000, $35,289, and $13,500 which were accrued but unpaid for fiscal 2014, 2013, and 2012, respectively.
(7)	Served as CFO since January 14, 2014. Includes $288,404 which was accrued but unpaid for fiscal 2014.

Director Compensation

Set forth below is the compensation received by each of our directors during the last fiscal year, other than executive directors whose compensation is reported in the table above.

Name	Fees Earned or Paid in Cash ($)	Stock Awards ($)	Vested Option Awards ($)(1)	Non-Equity Incentive Plan Compensation ($)	Nonqualified Deferred Compensation Earnings ($)	All Other Compensation ($)	Total ($)
Gil Marmol	-	-	36,000	-	-	-	36,000
Garrett Boone	-	-	12,000	-	-	-	12,000
Jeffrey M. Heller	-	-	35,468	-	-	-	35,468
Brenda Jackson	-	-	35,480	-	-	-	35,480

(1)	The amounts shown in this column indicate the grant date fair value of option awards granted in the subject year computed in accordance with ASC Topic 718.

Our current policy is to compensate directors with a grant of options to acquire 72,000 shares of our Common Stock when joining the Board and upon their re-election every two years thereafter. The options vest over the Director's two year term. Additionally, the Company reimburses reasonable travel expenses for attendance at Board meetings. There was no new grant of options to Directors upon their re-election in 2014.

Employment Agreements

Effective January 1, 2012, the Company entered into an Employment Agreement with Michael Gorton to serve as the Company’s Chief Executive Officer.  The agreement remains in effect until the Board of Directors terminates Mr. Gorton’s employment with the Company or Mr. Gorton resigns with 30 days’ notice.  Pursuant to the agreement, the Company agreed to pay Mr. Gorton (a) $22,000 per month ($264,000 per year, as adjusted from time-to-time) during the term of the agreement; and (b) an additional $2,000 per month for the first 18 months of the agreement to repay accrued compensation due to Mr. Gorton. Additionally pursuant to the agreement, the Company agreed to reimburse up to $170 of monthly cell phone expenses and up to $1,000 in health insurance premiums.  Mr. Gorton is provided four weeks of vacation per year pursuant to the agreement.  The Company can terminate the agreement at any time with or without cause, provided that if the Company terminates the agreement without cause, it is required to pay Mr. Gorton, all salary due as of the date of such termination, plus one year of severance pay (at his then applicable salary) and all unvested options held by Mr. Gorton, if any, vest immediately. Termination for cause under the agreement includes Mr. Gorton’s willful misconduct or habitual neglect in the performance of his duties, conviction for any felony involving fraud, dishonesty or moral turpitude, a material breach of the agreement which remains uncured for 10 days after written notice of such breach by the Company, the material violation of the Company’s policies, or the material dishonesty, moral turpitude, fraud or misrepresentation with respect to Mr. Gorton’s duties under the agreement.  In the event Mr. Gorton resigns from the Company for any reason, or upon Mr. Gorton’s death, the Company is required to pay Mr. Gorton, all salary due as of the date of such termination, plus one year of severance pay (at his then applicable salary) and all unvested options held by Mr. Gorton, if any, vest immediately.  In the event of the termination of Mr. Gorton’s employment agreement for cause or disability, the Company is only required to pay him any salary and other benefits earned as of the date of termination.

Effective January 1, 2011, the Company entered into an Employment Agreement with R. Michael Martin to serve as the Company’s Executive Vice President Business Development.  The agreement remains in effect until the Board of Directors terminates Mr. Martin’s employment with the Company or Mr. Martin resigns with 30 days’ notice.  Pursuant to the agreement, the Company agreed to pay Mr. Martin $16,000 per month ($192,000 per year, as adjusted from time-to-time) during the term of the agreement. Additionally pursuant to the agreement, the Company agreed to reimburse up to $170 of monthly cell phone expenses and up to $1,000 in health insurance premiums.  Mr. Martin is provided four weeks of vacation per year pursuant to the agreement.  The Company can terminate the agreement at any time with or without cause, provided that if the Company terminates the agreement without cause, it is required to pay Mr. Martin, all salary due as of the date of such termination, plus six months of severance pay (at his then applicable salary) and all unvested options held by Mr. Martin, if any, vest immediately. Termination for cause under the agreement includes Mr. Martin’s willful misconduct or habitual neglect in the performance of his duties, conviction for any felony involving fraud, dishonesty or moral turpitude, a material breach of the agreement which remains uncured for 10 days after written notice of such breach by the Company, the material violation of the Company’s policies, or the material dishonesty, moral turpitude, fraud or misrepresentation with respect to Mr. Martin’s duties under the agreement.  In the event Mr. Martin resigns from the Company for any reason, or upon Mr. Martin’s death, the Company is required to pay Mr. Martin, all salary due as of the date of such termination, plus one year of severance pay (at his then applicable salary) and all unvested options held by Mr. Martin, if any, vest immediately.  In the event of the termination of Mr. Martin’s employment agreement for cause or disability, the Company is only required to pay him any salary and other benefits earned as of the date of termination.

Professional Services Agreement

In January 2014, we entered into a Professional Services Agreement with DNP Financial, LLC (“DNP”), pursuant to which DNP made its principal, David N. Pilotte, available to the Company as the Company’s Chief Financial Officer. Specifically, pursuant to the Professional Services Agreement, we agreed to pay DNP $275 per hour for Mr. Pilotte’s time, plus reimburse it for expenses incurred by Mr. Pilotte. The Professional Services Agreement may be terminated by either party upon sixty (60) days written notice to the other party or immediately by the Company upon written notice to DNP evidencing default of its obligations under the agreement.

Compensation Discussion and Analysis

We design our executive compensation program with the goal of achieving the following objectives:

●

to provide executives with overall levels of compensation that we believe are competitive with the high growth sector of the energy industry, as well as with the broader spectrum of companies from which we plan to draw our executives.

●

to provide executives with overall levels of compensation that we believe are competitive with the high growth sector of the energy industry, as well as with the broader spectrum of companies from which we plan to draw our executives.

●	to attract the highest caliber of talent.
●	to provide executive pay packages with appropriate short and long-term incentives, including annual bonus and equity compensation tied to individual and company performance.
●	to reward performance that creates stockholder value for our Company.

We expect that our executive officer compensation plans will include some combination of the following elements of compensation that are generally recognized as important in attracting and retaining qualified individuals:

●	base salaries
●	annual cash incentives
●	long-term incentives
●	employee benefits programs
●	equity incentives

ITEM 12	SECURITY OWNERSHIP OF CERTAIN BENEFICIAL OWNERS AND MANAGEMENT AND RELATED STOCKHOLDERS MATTERS

The following table presents certain information regarding the beneficial ownership of shares of common stock as of the date of this Annual Report by (i) each person who owns beneficially more than five percent (5%) of the outstanding shares of common stock based on 22,033,274 shares outstanding as of the date of this Annual Report, (ii) each of our directors, (iii) each named executive officer and (iv) all directors and officers as a group. Except as otherwise indicated, all shares are owned directly.

Beneficial ownership is determined in accordance with the rules of the Securities and Exchange Commission and includes voting and/or investing power with respect to securities. We believe that, except as otherwise noted and subject to applicable community property laws, each person named in the following table has sole investment and voting power with respect to the shares of common stock shown as beneficially owned by such person.  Additionally, shares of common stock subject to options, warrants or other convertible securities that are currently exercisable or convertible, or exercisable or convertible within 60 days of the date of this Annual Report, are deemed to be outstanding and to be beneficially owned by the person or group holding such options, warrants or other convertible securities for the purpose of computing the percentage ownership of such person or group, but are not treated as outstanding for the purpose of computing the percentage ownership of any other person or group.

The address for each of our directors and named executive officers is 2700 Fairmount, Dallas, Texas 75201.

Name and Address	Number of Shares of Common Stock Beneficially Owned		Percentage of Common Stock Owned

Executive Officers and Directors
Michael Gorton	2,034,348	(1)	9.2%
David N. Pilotte	470,000	(2)	2.1%
Kenneth G. Allen	1,591,326	(3)	7.2%
R. Michael Martin	875,934	(4)	4.0%
Dan Bedell	497,463	(5)	2.2%
Margaret Keliher	194,277	(6)	*
Ronald B. Seidel	262,156	(7)	1.2%
Jeffrey M. Heller	613,668	(8)	2.8%
Brenda Jackson	435,001	(9)	2.0%
Guillermo Marmol	339,667	(10)	1.5%
Garrett Boone	227,334	(11)	1.0%
All of the officers and Directors as a group (eleven persons)	7,514,396		32.3%

5% Stockholders
Steuben Investment Company, II L.P. (10) 1900 North Akard St. Dallas, Texas 75201	4,937,300	(12)	22.4%

* Represents ownership of less than 1%.

(1) Includes 156,185 shares held by Mr. Gorton’s wife.

(2) Includes 70,000 shares held by Mr. Pilotte's wife, and 400,000 options to purchase shares of the Company’s common stock at an exercise price of $1.00 per share held by Mr. Pilotte.

(3) Includes 17,731 shares held by Mr. Allen’s wife, and 100,000 options to purchase shares of the Company’s common stock at an exercise price of $1.00 per share held by Mr. Allen.

(4) Includes 17,731 shares held by Mr. Martin’s wife, and 19,446 options to purchase shares of the Company’s common stock at an exercise price of $1.00 per share held by Mr. Martin, and does not include options to purchase 80,562 shares of the Company’s common stock at an exercise price of $1.00 per share, which have not vested, and which vest at the rate of 2,778 options per month.

(5) Includes 4,433 shares held by Mr. Bedell’s wife, and 240,000 options to purchase shares of the Company’s common stock at an exercise price of $1.00 per share held by Mr. Bedell.

(6) Includes options to purchase 72,000 shares of the Company’s common stock at an exercise price of $1.00 per share, and fully vested options to purchase 25,000 shares at a price of $1.50.

(7) Includes options to purchase 72,000 shares of the Company’s common stock at an exercise price of $1.00 per share, and fully vested options to purchase 25,000 shares at a price of $1.50.

(8) Includes options to purchase 66,000 shares of the Company’s common stock at an exercise price of $1.00 per share and does not include options to purchase 6,000 shares of the Company’s common stock at an exercise price of $1.00 per share, which have not vested, and which vest at the rate of 3,000 options per month. Also includes fully vested options to purchase 25,000 shares at a price of $1.50. Does not include 250,000 shares of common stock issuable upon conversion of a $250,000 convertible promissory note (which has a conversion rate of $1 per share), which is not convertible until its maturity date of June 30, 2015.

(9) Includes options to purchase 54,000 shares of the Company’s common stock at an exercise price of $1.00 per share and does not include options to purchase 18,000 shares of the Company’s common stock at an exercise price of $1.00 per share, which have not vested, and which vest at the rate of 3,000 options per month. Also includes fully vested options to purchase 25,000 shares at a price of $1.50.

(10) Includes 100,000 shares of common stock held in the name of the Guillermo G. Marmol Retained Annuity Trust, 100,000 shares of common stock held in the name of the Guillermo G. Marmol, 42,000 options to purchase shares of the Company’s common stock at an exercise price of $1.00 per share, and does not include options to purchase 30,000 shares of the Company’s common stock at an exercise price of $1.00 per share, which have not vested, and which vest at the rate of 3,000 options per month. Also includes fully vested options to purchase 25,000 shares at a price of $1.50. Does not include 250,000 shares of common stock issuable upon conversion of a $250,000 convertible promissory note (which has a conversion rate of $1 per share), which is not convertible until its maturity date of June 30, 2015.

(11) Includes options to purchase 18,000 shares of the Company’s common stock at an exercise price of $1.00 per share and does not include options to purchase 54,000 shares of the Company’s common stock at an exercise price of $1.00 per share, which have not vested, and which vest at the rate of 3,000 options per month.

(12) Steuben Investment Company II, L.P. has two general partners, RLH Management, Inc. (“RLH Management”) and Steuben Co-GP, Inc. (“Steuben Co-GP”), each of which has the power to vote and dispose of the Company’s common stock held by Steuben. RLH Management is 100% owned and controlled by Ray L. Hunt. Steuben Co-GP is owned and controlled by Loyal Trust No. 1, whose sole trustee is R. Gerald Turner and whose sole current lifetime beneficiary is Ray L. Hunt. While Hunter L. Hunt (i) is a contingent remainder beneficiary of Loyal Trust No. 1 and (ii) is the beneficiary of another trust which holds a minority limited partnership interest in Steuben and whose sole trustee is Ray L. Hunt, Hunter L. Hunt has no power which would allow him to control the vote or disposition of any Company common stock held by Steuben.  Based on the foregoing, Hunter L. Hunt (who resigned as a director of the Company on October 27, 2013) is not deemed to be the beneficial owner of any of the shares of common stock held by Steuben.

Equity Compensation Plan Information

In January 2012, the Board approved an option pool of 2,864,359 shares (20% of the then outstanding common stock) to be awarded to officers, Directors, contractors and advisors, each contributing to the further development of the business. This pool of shares was not documented in writing.

2014 Equity Incentive Plan

In June 2014, the Company's Board of Directors approved the 2014 Equity Incentive Plan ("Plan") providing for the future issuance of options, restricted stock, performance units, share appreciation rights, and similar equity incentive-type awards for officers, Board members, employees, and advisors to the Company. All options previously issued outside of a written plan were adopted by the 2014 Equity Incentive Plan and shall be governed thereafter by the Plan. The newly formed Plan also adopted the previously approved Pool of shares.

The following table provides information as of December 31, 2014, regarding the Pool under which equity securities are authorized for issuance:

Plan Category	Number of securities to be issued upon exercise of outstanding options, warrants and rights	Weighted-average exercise price of outstanding options, warrants and rights	Number of securities available for future issuance under equity compensation plans (excluding those in first column)
Equity compensation plans approved by the security holders	-	-	-
Equity compensation plans not approved by the security holders	2,864,259	$1.16	-
Total	2,864,259	$1.16	-

ITEM 13     CERTAIN RELATIONSHIPS AND RELATED TRANSACTIONS AND DIRECTOR INDEPENDENCE

In March 2011, the Company paid approximately $89,007 to Pegasus Funds LLC (“Pegasus”) and issued two shares of Series A Super Voting Preferred Stock (the “Series A Preferred Stock”) for finding a public shell company and for structuring the Principal Solar Exchange Agreement and as compensation for monies paid by Pegasus in connection with the renewal of the Company’s charter.  The designation of the Series A Preferred Stock was never filed with the Secretary of State of New York (see also the risk factor in our Prospectus filed pursuant to Rule 424(b) on February 4, 2015, entitled “We believe that certain prior corporate actions undertaken by us pursuant to the purported authority and approval of our preferred stock holders, including our March 2011 reverse stock split, were completed without effective stockholder approval and in violation of state statutes”).  The Series A Preferred Stock had the terms and conditions described above under “Description of Business” – “Organizational History” – “Exchange Agreement”.

In connection with the March 7, 2011, Exchange Agreement (described in greater detail above under “Description of Business” – “Organizational History” – “Exchange Agreement”), we issued 10,595,389 shares of our common stock to the stockholders of Principal Solar Texas in exchange for 100% of the outstanding shares of Principal Solar Texas (which was later merged with and into us in April 2011) and 2,138,617 shares of the Company’s common stock in connection with the Preferred Stock Exchange to Pegasus Funds LLC and its assigns (“Pegasus”).  Included in the shareholders of Principal Solar Texas who exchanged their shares for shares of the Company were our Chief Executive Officer and Chairman, Michael Gorton (2,125,266 shares, 200,000 of which were subsequently transferred in a private transaction), Kenneth G. Allen, our Chief Operations Officer (1,468,365 shares), R. Michael Martin, our Executive Vice President of Business Development (834,183 shares), Jorge Aizcorbe, our consultant on Business Development (620,000 shares), Ronald B. Seidel, our director (133,879 shares), Carl Hefton, who at the time was a director of the Company (118,728 shares), Richard Borry, our current consultant (250,000 shares); Dan Bedell (250,000 shares) our Executive Vice President of Strategic and Corporate Development; Richard Kang, our former Chief Financial Officer (574,346 shares); Aaron Cother, our former Chief Financial Officer (100,000 shares); Shelly Gorton, the wife of our Chief Executive Officer, Michael Gorton (75,849 shares); and Margaret Keliher, our director (56,000 shares).

The 2,138,617 shares of common stock issued to Pegasus were issued in exchange for the two shares of Series A Preferred Stock held by Pegasus. We relied on an exemption from registration afforded by Section 3(a)(9) of the Securities Act for the conversions, as the securities were exchanged by the Company with its existing security holder exclusively in transactions where no commission or other remuneration was paid or given directly or indirectly for soliciting such exchange.

In November and December 2011, we sold an aggregate of 1,018,410 shares of restricted common stock to 19 individuals and entities in private transactions for $1.41 per share.  Persons purchasing shares in the offering included Steuben, a greater than 5% stockholder of the Company (709,220 shares), the wife of Mr. Gorton, our Chief Executive Officer and Chairman (70,922 shares), Margaret Keliher, our director (21,277 shares), Ronald B. Seidel, our director (17,731 shares), the wife of Mr. Allen, our Chief Operations Officer (17,731 shares), the wife of Mr. Martin, our Executive Vice President of Business Development (17,731 shares), the wife of Mr. Bedell, our Executive Vice President of Strategic and Corporate Development (4,433 shares), the wife of Mr. Kang, our former CFO (17,731 shares), and a trust owned by Rick Borry, our current consultant (8,000 shares).

In February 2012, we sold an aggregate of 32,622 shares of our restricted common stock to 10 individuals for $1.41 per share in a private offering.  Persons purchasing shares included R. Michael Martin, our Executive Vice President of Business Development (2,482 shares), Ronald B. Seidel, our director (3,546 shares), Hunter L. Hunt, our former director (7,092 shares), John R. Harris, our former director (3,546 shares), and Everett Gorton, the father of our Chief Executive Officer, Michael Gorton (1,418 shares).

In June 2012, we sold 591,716 shares of our restricted common stock to Steuben Investment Company II, L.P., a greater than 5% stockholder for an aggregate of $1,000,000 or $1.69 per share in a private transaction. The Company claims an exemption from registration afforded by Section 4(2) of and Rule 506 of the Securities Act since the foregoing issuance/grant did not involve a public offering, the recipient took the securities for investment and not resale, the Company took appropriate measures to restrict transfer, and the recipient was an “accredited investor”. No underwriters or agents were involved in the foregoing issuances and the Company paid no underwriting discounts or commissions.

During November 2012, the Company sold unsecured convertible notes in the aggregate amount $17,000 to Jorge Aizcorbe, our consultant on Business Development ($5,000), Aaron Cother, who was then serving as CFO of the Company ($2,000), and Matthew Thompson, our employee ($10,000).  The convertible notes accrued interest at 12% per annum, were due in November 2013 and were convertible into shares of the Company’s common stock at maturity in the option of the holder at a conversion price of $1.70 per share.

During March 2013 the Company sold unsecured convertible notes in the aggregate amount of $21,000 to Michael Gorton, our Chief Executive Officer ($5,000), Kenneth G. Allen, our Chief Operations Officer ($5,000), R. Michael Martin, our Executive Vice President of Business Development ($2,000), and the wife of Mr. Gorton ($9,000). The convertible notes (as amended) accrued interest at 18% per annum, were due in March 2014 and were convertible into shares of the Company’s common stock at maturity in the option of the holder at a conversion price of $1.70 per share.  As described below in May 2013, the conversion price of the notes was reduced to $1.00 per share and all of the notes and accrued interest of $966 were converted into shares of the Company’s restricted common stock.

In May 2013, the conversion price of all of the unsecured convertible notes sold by the Company in November 2012, January 2013 and March 2013 was reduced to $1.00 per share and all of the notes totaling $138,000 and accrued interest thereon of $7,990 were converted into 145,990 restricted shares of the Company’s common stock.  Shares of our restricted common stock were issued to the following related parties in connection with the conversions: Michael Gorton, our Chief Executive Officer (5,230 shares), Kenneth G. Allen, our Chief Operations Officer (5,230 shares), R. Michael Martin, our Executive Vice President of Business Development (2,092 shares), the wife of Mr. Gorton (9,414 shares), Jorge Aizcorbe, our consultant on Business Development (5,301), Aaron Cother, who was then serving as CFO (2,120 shares) and Matthew Thompson, our employee (10,603 shares).  Additionally, in January 2013, a note held by the private investor was converted into common stock as well.

From May through September 2013, we sold an aggregate of 900,000 shares of our restricted common stock to three individuals for $1.00 per share or $900,000 in aggregate. Purchasers in the offering included Brenda Jackson, our director (200,000 shares), and Jeffrey M. Heller, our director (200,000 shares).

In May and September 2013, the Company granted options to purchase up to 528,000 shares of the Company’s common stock to members of the Company’s Board of Directors and advisors to the Company.  The options have an exercise price ranging from of $1.00 to $1.70 per share, various vesting schedules not exceeding two years from the date of grant and a term of ten years (subject, where applicable, to the continued service of the optionholder with the Company).  Included in the grants were Hunter L. Hunt, our former director; Margaret Keliher, our director; Ronald B. Seidel, our director; and John R. Harris, our former director with each receiving options to purchase 72,000 shares including options to purchase 48,000 shares vesting immediately and the remaining 24,000 vesting over the following eight months; and Jeffrey M. Heller, our director and Brenda Jackson, our director, with each receiving options to purchase 72,000 shares vesting over the following 24 months. Each of the director's options has an exercise price of $1.00 per share.

Effective June 14, 2013, the Company entered into a Subscription Agreement with Steuben Investment Company II, L.P.  Pursuant to the subscription agreement, Steuben purchased 2,909,091 shares of the Company’s common stock for an aggregate of $1,600,000 or $0.55 per share.   As additional consideration in connection with the subscription, the Company granted Steuben warrants to purchase 2,181,818 shares of the Company’s common stock with an exercise price of $1.00 per share and a term of 10 years.  The Company also provided Steuben registration rights. Pursuant to the Registration Rights Agreement, the Company was obligated to file a registration statement and to take all necessary actions to maintain the availability for Steuben to sell its securities pursuant to Rule 144 for a period ending two years from the date the registration statement became effective, February 3, 2015. If the company fails to take all necessary actions to maintain the availability to Steuben of Rule 144 for a period ending February 3, 2017, the Company may be obligated to pay to Steuben a penalty of $216,000, thus negatively impacting its cash and its results of operations.

In November 2014, all 2,181,818 warrants held by Steuben and described above were exercised by the holder in a cashless transaction as provided for in the warrant agreement. Based upon a share valuation of $1.50 per share determined by the Company's Board of Directors based upon concurrent issuances, the exercise of warrants to acquire 2,181,818 shares of Common Stock on a cashless basis resulted in a net issuance to Steuben of 727,273 shares of Common Stock. The final settlement of the liability upon exercise resulted in a gain of $32,239 recognized in 2014.

Effective June 17, 2013, we granted a warrant to purchase 151,050 shares of our common stock to Bridge Bank, National Association in connection with the acquisition of Powerhouse (as described in greater detail above under “Description of Business” – “Material Acquisitions” – “Powerhouse One”).  The warrant has an exercise price of $1.00 per share, cashless exercise rights, redemption rights providing the Company the right to redeem the warrant for $604,200, anti-dilution rights associated with offerings of equity securities, a term expiring on the first to occur, of the 10 year anniversary of the grant, the closing of the Company’s initial public offering, or the liquidation of the Company (each a “Termination Event”), and the warrant is automatically exercised on a cashless basis upon a Termination Event.  The Company also provided the holder registration rights in connection with the grant of the warrant.

2013-2015 Private Placement Offering -- From May 2013 through October 2014, we sold an aggregate of 5,431,181 shares of our restricted common stock to 15 "accredited investors" (individuals and trusts) at price of $1.00 per share resulting in total proceeds to the Company of $4,072,090 in aggregate. Purchasers in the offering included Guillermo Marmol, our director (200,000 shares); Jeffrey M. Heller, our director (400,000 shares); Brenda Jackson, our director (300,000 shares); Garrett Boone, our director (200,000 shares); and the wife of our CFO, David Pilotte (20,000 shares).

Beginning in November 2014, we sold an aggregate of 599,340 shares of our restricted common stock to seven of our Board members, two current investors, our former CFO, a close relative of our CEO, and two business partners of an existing investor. Each sale was at a price of $1.50 per share resulting in total proceeds to the Company of $899,000 in aggregate. Board members participating in the offering included Guillermo Marmol (66,667 shares); Jeffrey M. Heller (116,668 shares); Brenda Jackson (50,001 shares); Garrett Boone (3,334 shares); Ron Seidel (10,000 shares); Margaret Keliher (20,000 shares); and Michael Gorton (26,667 shares).

Certain members of the management team have deferred payment of their compensation for the benefit of the Company.  No formal terms of payment have been established.  The amounts payable as of December 31, 2014, December 31, 2013, and December 31, 2012 were $722,044, $559,998, and $305,322, respectively.

In June 2014, the Company issued convertible notes of $250,000 each to two of its Board members, Messrs. Heller and Marmol, to fund deposits on potential future acquisitions. Such potential acquisitions remain subject to significant uncertainties including due diligence, obtaining construction and permanent financing, and negotiating PPAs, developer agreements, and interconnection agreements. The notes bore interest at a rate of 18% per year and matured on December 5, 2014, and all principal and interest was due at maturity. Principal and interest is payable in cash or shares of Common Stock, at the option of the holder, at a conversion price of $1.00 per share. The notes were secured pursuant to a security agreement by the Company's interest in the otherwise unencumbered net cash flow, if any, from the operations of its Powerhouse One subsidiary. The Company may prepay the notes at any time, but the holders of the notes were guaranteed to receive a minimum of six months interest on the notes.

On February 27, 2015 (made effective on the original maturity date), the notes were modified to extend the maturity date to September 30, 2015, to reduce the interest rate from 18% to 12% per annum, and to eliminate all collateral securing the notes. All other aspects of the notes remained unchanged.

On December 1, 2014, Michael Gorton, the Company's Chief Executive Officer, loaned to the Company pursuant to a convertible promissory note the amount of $130,000. The note initially matured on June 30, 2015, bore interest at a rate of 12% per annum, is convertible into shares of our Common Stock at a price of $1.50 per share, and was secured by a claim on proceeds, if any, of a solar project being acquired (IS 46). The notes can be prepaid at any time prior to maturity without penalty. On February 27, 2015, the note was modified to extend the maturity date to September 30, 2015, and eliminate all collateral securing the note. All other aspects of the note remained unchanged.

In June 2014, the Company re-priced 96,000 options granted to independent advisors between February 2012 and September 2012. The options, originally issued having exercise prices ranging from $1.41 to $1.71 per share, were re-priced to $1.00 per share. Because of the small change in inputs to the Black-Scholes model since they were initially issued (especially volatility), there was no expense recorded in connection with this action.

Pursuant to its 2014 Equity Incentive Plan, during the period June through October 2014, the Company granted to its key executives, independent contractors, new Board members, and one key advisor (our former CFO), options to acquire 1,229,026 shares of its Common Stock. The options have an exercise price of $1.00 per share and have expiration dates of 5 years for the advisor and 10 years for key executives, independent contractors, and Board members. Vesting ranges from (i) immediately upon grant for non-employee executives and independent contractors with extended expiration privileges based upon their continued services to the Company, (ii) 24 months for Board members starting when they joined the Board, and (iii) 36 months for employees. All options were valued using the Black-Scholes options pricing model and resulted in an expense of $1,044,130 recognized during 2014.

Review, Approval and Ratification of Related Party Transactions

Given our small size and limited financial resources, we have not adopted formal policies and procedures for the review, approval or ratification of transactions, such as those described above, with our executive officers, directors and significant stockholders.  However, all of the transactions described above were approved and ratified by our officers and/or directors.  In connection with the approval of the transactions described above, our officers and/or directors took into account various factors, including their fiduciary duty to the Company; the relationships of the related parties described above to the Company; the material facts underlying each transaction; the anticipated benefits to the Company and related costs associated with such benefits; whether comparable products or services were available; and the terms the Company could receive from an unrelated third party.

We intend to establish formal policies and procedures in the future, once we have sufficient resources and have appointed additional directors, so that such transactions will be subject to the review, approval or ratification of our Board of Directors, or an appropriate committee thereof.   On a moving forward basis, our officers and directors will continue to approve any related party transaction based on the criteria set forth above.

ITEM 14     PRINCIPAL ACCOUNTANT FEES AND SERVICES

The following table sets forth the fees billed for professional services performed by Whitley Penn LLP, our independent registered public accounting firm, for the years ended December 31, 2014 and 2013.

	2014	2013

Audit fees (1)	$89,566	$84,612
Audit-related fees	-	-
Tax fees	-	-
Other fees	-	-
Total fees	$89,566	$84,612

(1) – These amounts represent fees for the audit of our annual financial statements and the review of financial statements included in our Registration Statement on Form S-1.

It is the policy of our Board of Directors that all services to be provided by our independent registered public accounting firm, including audit services and permitted audit-related and non-audit services, must be pre-approved by our Board. Our Board of Directors pre-approved all services, audit and non-audit, provided for 2014 and 2013.

PART IV

ITEM 15     EXHIBITS, FINANCIAL STATEMENT SCHEDULES

PRINCIPAL SOLAR, INC.

CONSOLIDATED FINANCIAL STATEMENTS

For The Years Ended December 31, 2014 and 2013

REPORT OF INDEPENDENT REGISTERED PUBLIC ACCOUNTING FIRM

To the Board of Directors and Stockholders

Principal Solar, Inc.

We have audited the accompanying consolidated balance sheets of Principal Solar, Inc. and subsidiaries (the “Company”), as of December 31, 2014 and 2013, and the related consolidated statements of operations, stockholders’ equity (deficit), and cash flows for the years then ended. The Company’s management is responsible for these consolidated financial statements. Our responsibility is to express an opinion on these consolidated financial statements based on our audits.

We conducted our audits in accordance with the standards of the Public Company Accounting Oversight Board (United States). Those standards require that we plan and perform the audit to obtain reasonable assurance about whether the financial statements are free of material misstatement. The Company is not required to have, nor were we engaged to perform, an audit of its internal control over financial reporting. Our audit included consideration of internal control over financial reporting as a basis for designing audit procedures that are appropriate in the circumstances, but not for the purpose of expressing an opinion on the effectiveness of the Company’s internal control over financial reporting. Accordingly, we express no such opinion. An audit includes examining, on a test basis, evidence supporting the amounts and disclosures in the financial statements, assessing the accounting principles used and significant estimates made by management, as well as evaluating the overall financial statement presentation. We believe that our audits provide a reasonable basis for our opinion.

In our opinion, the consolidated financial statements referred to above present fairly, in all material respects, the financial position of the Company as of December 31, 2014 and 2013, and the results of their operations and their cash flows for each of the years then ended in conformity with accounting principles generally accepted in the United States of America.

The accompanying financial statements have been prepared assuming that the entity will continue as a going concern. The Company has negative cash flows from operating activities, negative working capital, and an accumulated deficit of $10.5 million as of December 31, 2014. Management’s plans in regard to these matters are described in Note 1. These conditions raise substantial doubt about the Company’s ability to continue as a going concern. These consolidated financial statements do not include any adjustments to reflect the possible future effects on the recoverability and classification of assets or the amounts and classification of liabilities that may result from the outcome of this uncertainty.

/s/Whitley Penn LLP

Dallas, Texas

March 12, 2015

PRINCIPAL SOLAR, INC.
CONSOLIDATED BALANCE SHEETS

	December 31,
	2014	2013
ASSETS

Current Assets
Cash and equivalents	$104,328	$122,533
Accounts receivable	105,143	105,989
Deposits	250,000	10,000
Prepaid assets	49,831	23,867
Option to acquire noncontrolling interest in subsidiary	-	46,010
Total current assets	509,302	308,399

Other Assets
Solar arrays at cost, net	6,563,704	6,984,936
Construction in process	912,445	-
Restricted cash	103,094	140,644
Total other assets	7,579,243	7,125,580

Total assets	$8,088,545	$7,433,979

LIABILITIES AND STOCKHOLDERS' EQUITY (DEFICIT)

Current Liabilities
Liabilities arising from reverse merger	$1,003,839	$953,967
Compensation payable	1,076,448	559,998
Accounts payable	293,239	59,968
Current portion of acquisition note payable, net of discount	249,816	215,574
Interest payable	81,748	26,753
Note payable for insurance premiums	33,250	9,040
Convertible notes payable, related parties	630,000	-
Accrued expenses and other liabilities	15,881	3,378
Total current liabilities	3,384,221	1,828,678

Other Liabilities
Acquisition note payable, net of discount	4,403,163	4,652,979
Derivative liability on warrants	-	1,123,149
Total other liabilities	4,403,163	5,776,128

Total liabilities	7,787,384	7,604,806

Commitments and contingencies

Stockholders' Equity (Deficit)
Preferred stock: $0.01 par value, 100,000,000 shares authorized; none issued	-	-
Common stock: $0.01 par value, 300,000,000 shares authorized, 21,247,269 and 19,017,227 shares issued and outstanding at December 31, 2014 and December 31, 2013, respectively	212,472	190,171
Additional paid-in capital	9,738,058	5,954,387
Accumulated deficit	(10,482,079)	(7,102,188)
Deficit attributable to common stockholders	(531,550)	(957,630)
Noncontrolling interest in subsidiary	832,711	786,803
Total stockholders' equity (deficit)	301,161	(170,827)
Total liabilities and stockholders' equity (deficit)	$8,088,545	$7,433,979

The accompanying notes are an integral part of these consolidated financial statements.

PRINCIPAL SOLAR, INC.
CONSOLIDATED STATEMENTS OF OPERATIONS

	Year Ended
	December 31,
	2014	2013

Revenues
Power generation	$974,882	$487,408
Other	-	3,234
Total revenues	974,882	490,642

Cost of revenues
Depreciation	307,570	177,947
Direct operating costs	245,439	136,406
Total cost of revenues	553,009	314,353

Gross profit	421,873	176,289

General and administrative expenses	3,168,623	2,162,214
Impairment of assets	113,661	-
	3,282,284	2,162,214

Operating loss	(2,860,411)	(1,985,925)

Other expense
Interest expense	504,883	308,211
Inducement for conversion of notes payable	-	102,193
Gain on derivative liability on warrants	(32,239)	(47,310)
Total other expense	472,644	363,094

Loss before provision for income taxes	(3,333,055)	(2,349,019)
Provision for state income taxes	928	1,227

Net loss	(3,333,983)	(2,350,246)
Less: Income attributable to noncontrolling interest in subsidiary	45,908	19,976

Net loss attributable to common stockholders	$(3,379,891)	$(2,370,222)

Net loss per share - basic and diluted	$(0.17)	$(0.14)

Weighted average shares outstanding - basic and diluted	19,884,247	17,089,124

The accompanying notes are an integral part of these consolidated financial statements.

PRINCIPAL SOLAR, INC.
CONSOLIDATED STATEMENT OF STOCKHOLDERS' EQUITY (DEFICIT)

			Additional		Principal	Non-
	Common Stock		Paid-in	Accumulated	Solar, Inc.	Controlling
	Shares	Amount	Capital	Deficit	Total	Interest	Total
December 31, 2012	14,946,135	$149,462	$3,919,934	$(4,731,966)	$(662,570)	$-	$(662,570)

Common stock issued for cash in May	500,000	5,000	495,000	-	500,000	-	500,000

Common stock issued upon conversion of convertible debt, accrued interest, and conversion price adjustment	145,990	1,459	246,723	-	248,182	-	248,182

Common stock issued for rights to acquire noncontrolling interest in subsidiary	46,010	460	45,550	-	46,010	-	46,010

Common stock issued with warrants for cash in June	2,909,091	29,090	400,451	-	429,541	-	429,541

Common stock issued for cash in September	400,000	4,000	396,000	-	400,000	-	400,000

Stock-based advisor compensation expense	-	-	108,731	-	108,731	-	108,731

Stock-based employee compensation expense	-	-	191,249	-	191,249	-	191,249

Acquisition note payable - warrants	-	-	81,449	-	81,449	-	81,449

Noncontrolling interest in subsidiary	-	-	-	-	-	766,827	766,827

Common stock issued for cash in November	70,000	700	69,300	-	70,000	-	70,000

Net income (loss)	-	-	-	(2,370,222)	(2,370,222)	19,976	(2,350,246)

December 31, 2013	19,017,227	190,171	5,954,387	(7,102,188)	(957,630)	786,803	(170,827)
Common stock issued for cash	1,502,669	15,027	1,560,973	-	1,576,000	-	1,576,000
				-	-		-
Warrant Exercise	727,273	7,273	1,083,637	-	1,090,910	-	1,090,910

Option Exercise	100	1	99	-	100	-	100

Stock-based employee compensation expense	-	-	130,060	-	130,060	-	130,060

Stock-based advisor compensation expense	-	-	1,008,902	-	1,008,902	-	1,008,902

Net income (loss)	-	-	-	(3,379,891)	(3,379,891)	45,908	(3,333,983)

December 31, 2014	21,247,269	$212,472	$9,738,058	$(10,482,079)	$(531,550)	$832,711	$301,161

The accompanying notes are an integral part of these consolidated financial statements.

PRINCIPAL SOLAR, INC.
CONSOLIDATED STATEMENTS OF CASH FLOWS

	Year Ended
	December 31,
	2014	2013

OPERATING ACTIVITIES
Net loss	$(3,333,983)	$(2,350,246)
Adjustments to reconcile net loss to net cash used in operating activities:
Depreciation and amortization	307,570	287,947
Stock-based employee compensation expense	130,060	191,249
Stock-based advisor compensation expense	1,008,902	108,731
Inducement cost for conversion of notes payable	-	102,193
Impairment of assets	113,661	-
Interest expense, paid in stock	-	7,990
Gain (Loss) on derivative liability on warrants	(32,239)	(47,310)
Amortization of discount on acquisition note payable	20,363	11,030
Write-off of option to acquire noncontrolling interest in subsidiary	46,010	-
Change in operating assets and liabilities:
Accounts receivable	846	92,879
Deposits	(240,000)	47,000
Prepaid assets	(1,214)	(12,617)
Liabilities arising from reverse merger	49,872	47,826
Compensation payable	516,450	254,676
Accounts payable	233,271	(67,092)
Interest payable	54,995	26,580
Accrued expenses and other liabilities	12,504	376
Net cash used in operating activities	(1,112,931)	(1,298,788)

INVESTING ACTIVITIES
Powerhouse One acquisition, net of cash acquired	-	(6,077,214)
Construction in process	(912,445)	-
Net cash used in investing activities	(912,445)	(6,077,214)

FINANCING ACTIVITIES
Proceeds from acquisition note payable	-	5,050,000
Payments on acquisition note payable	(235,936)	(111,028)
Proceeds from sale of common stock and option exercise	1,576,099	2,569,999
Proceeds from convertible note payable	-	100,000
Proceeds from convertible notes payable, related parties	630,000	21,000
Payments on note payable for insurance premiums	(540)	(2,210)
Change in restricted cash	37,550	(140,644)
Net cash provided by financing activities	2,007,172	7,487,117

Increase (decrease) in cash and equivalents	(18,205)	111,115
Cash and equivalents, beginning of period	122,533	11,418
Cash and equivalents, end of period	$104,328	$122,533

Supplemental Disclosures
Interest paid	$379,654	$378,732

Income taxes paid	$-	$26

Non-Cash Transactions:
Discount on acquisition note payable	$-	81,449
Option to acquire noncontrolling interest in subsidiary	-	46,010
Derivative liability on investor warrants	1,090,910	1,170,459
Redemption of convertible notes payable and accrued interest for stock	-	145,990
Note payable for insurance premiums	24,750	11,250

The accompanying notes are an integral part of these consolidated financial statements.

PRINCIPAL SOLAR, INC.

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS

NOTE 1 - OVERVIEW

The Company

Principal Solar, Inc. (“PSI”, the “Company”, “our”, “us”, or “we”) was incorporated on July 8, 2010, under the laws of the State of Texas and became a New York corporation upon consummation of a reverse merger. On March 7, 2011, the Company was acquired by Kupper Parker Communications, Inc. (“KPCG”), then a public shell company, in a reverse merger transaction whereby KPCG merged with and into PSI, with KPCG remaining as the surviving corporation and PSI becoming a wholly owned subsidiary of KPCG. In connection with the merger, the Company changed its corporate name from “Kupper Parker Communications, Inc.” to “Principal Solar, Inc.” In accordance with the terms of this transaction, the shareholders of PSI exchanged all of their shares of PSI's $.01 par value common stock ("Common Stock") for shares of KPCG common stock that, immediately following the transaction, represented approximately 82 percent of the issued and outstanding Common Stock of the Company.

In October 2012, the Company was re-domiciled in Delaware. The Company is authorized to issue 300,000,000 shares of Common Stock and 100,000,000 shares of preferred stock with a par value of $0.01 per share ("Preferred Stock").

PSI is traded on the OTCPink® market under the symbol "PSWW".

PSI is a renewable energy company with the goal of becoming a leading utility-scale solar power generating company. Power generated by the Company can be sold to the "power grid" through traditional utility companies under long-term fixed or escalating price power purchase agreements ("PPA"). In this instance, the buyer agrees to take all power produced by the Company for the period of the PPA, generally 10-20 years. Alternatively, the power can be sold to one or more industrial users ("merchants") either under a PPA or at market rates. More than 96% of power generation revenues in 2014 were generated under an index-priced PPA having a fixed premium of $0.12 per kilowatt-hour (“kWh”) over the GSA-1 scheduled rate (currently approximately $0.10 per kWh) through 2021, and a market rate based upon the then current GSA-1 scheduled rate for the remaining 10 years of the initial 20 year term ending in 2031. The remainder (3%) was generated under a single-merchant Energy Management Services Agreement at a 10% discount to the prevailing market prices in the area. Though the level of power generation is highly predictable over time, shorter-term variations do occur.

As with any long-term contract, the ability of the counterparty to perform its obligations under a PPA is of significant importance. The Company evaluates the strength, stability, and longevity of the counterparty relative to the obligation under the PPA before entering into such an agreement, and periodically reevaluates its initial assessment.

PSI intends to establish itself as a leading solar power company using a 4-pronged approach:

1.

Acquire existing small and medium sized solar power generating companies in a roll-up strategy using a combination of cash and shares of its Common Stock. The goal of acquiring multiple generating companies is to build the world's first distributed solar generating utility.

2.	Establish thought leadership by networking well-respected thinkers who will author technical white papers and host interactive webinars at www.principalsolarinstitute.org.

3.	Implement, opportunistically, new commercial solar projects utilizing our new partnerships and relationships.

4.	Build an entity capable of winning bids for gigawatt-scale projects around the world based on solid economics. This is the longer-term phase 2 of the Company's plan.

Basis of Presentation

The accompanying consolidated financial statements have been prepared in accordance with accounting principles generally accepted in the U.S. ("GAAP") and the rules of the Securities and Exchange Commission. In the opinion of management, all adjustments, consisting of normal recurring adjustments, necessary for a fair presentation of the periods presented have been reflected herein.

Going Concern

The accompanying consolidated financial statements have been prepared assuming the Company will continue as a going concern. As of December 31, 2014, the Company has an accumulated deficit of approximately $10.5 million, and the Company has had negative cash flows from operations since inception. Its ability to continue as a going concern is dependent upon the ability of the Company to obtain the necessary financing, likely through the continued sale of its equity and equity-linked securities, to meet its obligations and pay its liabilities arising from normal business operations when they come due. The outcome of these matters cannot be predicted with any certainty at this time and raise substantial doubt that the Company will be able to continue as a going concern. These consolidated financial statements do not include any adjustments to the amounts and classification of assets and liabilities that may be necessary should the Company be unable to continue as a going concern.

Concentration

In 2014 and 2013, more than 96% of our consolidated power generation revenue arose from our Powerhouse One solar installation under an index-priced PPA having a fixed premium of $0.12 per kilowatt-hour over the GSA-1 scheduled rate (currently approximately $0.10 per kWh) through 2021, and a market rate based upon the then current GSA-1 scheduled rate for the remaining 10 years of the initial 20 year term ending in 2031. The buyer and counterparty of the PPA is Fayetteville Public Utility of Lincoln County Tennessee. A similar percentage of the accounts receivable also stems from this single relationship.

NOTE 2 - SUMMARY OF SIGNIFICANT ACCOUNTING POLICIES

Recent Accounting Pronouncements

In May 2014, the Financial Accounting Standards Board ("FASB") issued Accounting Standards Update ("ASU") No. 2014-09, "Revenue from Contracts with Customers (Topic 606)," which supersedes nearly all existing revenue recognition guidance under U.S. GAAP. The core principle of ASU 2014-09 is to recognize revenues when promised goods or services are transferred to customers in an amount that reflects the consideration to which an entity expects to be entitled for those goods or services. ASU 2014-09 defines a five-step process to achieve this core principle and, in doing so, more judgment and estimates may be required within the revenue recognition process than are required under existing U.S. GAAP. This guidance is effective for the annual period beginning after December 15, 2016, and interim and annual periods thereafter. Early adoption is not permitted. We expect the new guidance will have no impact on the Company's current revenue recognition policy.

In August 2014, the FASB issued ASU No. 2014-15, "Presentation of Financial Statements-Going Concern." ASU 2014-15 is intended to define management’s responsibility to evaluate whether there is substantial doubt about an organization’s ability to continue as a going concern and to provide related footnote disclosures. This guidance is effective for annual periods ending after December 15, 2016, and interim and annual periods thereafter. We do not expect the adoption of this standard to have a material impact on our consolidated financial position, results of operations and cash flow.

In February 2015, the FASB issued ASU No. 2015-02, "Consolidations (Topic 810) - Amendments to the Consolidation Analysis". ASU 2015-2 makes amendments to the current consolidation guidance, including introducing a separate consolidation analysis specific to limited partnerships and other similar entities.  Under this analysis, limited partnerships and other similar entities will be considered a variable-interest entity ("VIE") unless the limited partners hold substantive kick-out rights or participating rights. The standard is effective for annual periods beginning after December 15, 2015. We are currently evaluating the standard and the impact, if any, on our business model and intended acquisitions.

Principles of Consolidation

The Company consolidates the financial position, results of operations, and cash flows of all majority-owned subsidiaries. The consolidated financial statements include the accounts of the Company (including the dba Principal Solar Institute) and its subsidiaries SunGen Mill 77, LLC; SunGen Step Guys, LLC; and Powerhouse One, LLC. Significant intercompany accounts and transactions have been eliminated in consolidation.

Fair Value

Fair value is defined as the price that would be received to sell an asset or paid to transfer a liability in an orderly transaction between market participants on the measurement date.  We believe the carrying values of our current assets and current liabilities approximate their fair values, and the carrying value of our notes payable approximate their estimated fair value for debts with similar terms, interest rates, and remaining maturities currently available to companies with similar credit ratings.

All related party transactions are evaluated by our officers and/or Board of Directors who take into account various factors, including their fiduciary duty to the Company; the relationships of the related parties to the Company; the material facts underlying each transaction; the anticipated benefits to the Company and related costs associated with such benefits; and the terms the Company could receive from an unrelated third party. Despite this review, related party transactions may not be recorded at fair value.

We do not engage in hedging activities, but we did have a derivative instrument treated as a liability whose value was measured on a recurring basis (see "Fair Value Instruments" and "Derivative Liability on Warrants" included herein).

Fair Value Instruments

In June 2013, in connection with a sale of its par value $.01 common stock ("Common Stock"), the Company issued complex non-traded warrants with the potential for downward adjustments of the exercise price. The Company estimated the value of these warrants upon issuance using a binomial lattice-based option valuation model. The Company re-valued these warrants at the end of each reporting period since issuance and any changes were reflected as gains or losses in current period results. In November 2014, the warrants were exercised and a resulting gain of $32,239 was recognized.

Use of Estimates

The preparation of our financial statements in accordance with GAAP requires us to, on an ongoing basis, make significant estimates and judgments that affect the reported values of assets, liabilities, revenues, expenses and related disclosure of contingent assets and liabilities.  We base our estimates on historical experience and on various other assumptions we believe are reasonable under the circumstances, the results of which form the basis for our conclusions.  Actual results may differ from these estimates under different assumptions or conditions.  Such differences could have a material impact on our future financial position, results of operations, and cash flows.

Cash and Equivalents

We consider cash, deposits, and short-term investments with original maturities of three months or less as cash and equivalents.  Our deposits are maintained primarily in two financial institutions and, at times, may exceed amounts covered by U.S. Federal Deposit Insurance Corporation insurance.

Restricted Cash

As part of the June 2013 financing with Bridge Bank, National Association (see "Acquisition Note Payable" herein), the Company agreed to maintain in a restricted cash account all proceeds, less debt service and approved expenses, generated by our Powerhouse One subsidiary. Such account provides a minimum of $93,150 replacement reserve ("module reserve") on solar panels found to be defective and potentially not covered under the 25-year manufacturer's warranty. Funds in excess of the modular reserve may be accessed by the Company whenever the debt service coverage ratio is greater than or equal to 1.1:1.0.

Accounts Receivable

Accounts receivable are stated at amounts management expects to collect from outstanding balances. Management provides for probable uncollectible amounts through a charge to earnings and a credit to a valuation allowance based on its assessment of individual accounts. No allowance has been recorded in the accompanying financial statements.

Solar Arrays

Solar arrays are stated at historical cost, net of accumulated depreciation. Depreciation is computed using the straight-line method over the remaining estimated useful lives of the assets. The estimated useful lives of solar arrays are 25 years from the date first placed in service. Accumulated depreciation was $496,894 and $207,851 at December 31, 2014 and 2013, respectively. During the construction period, all costs and expenses related to the development and construction of a project, excluding administrative expenses, are recorded as construction in process.

In each case where a solar array is installed on property subject to a real estate lease, the Company is obligated to remove such installation at the end of the lease terms. As the expected termination dates including renewal periods are decades off (2041-2084); there is little experience uninstalling solar arrays anywhere in the world; costs are expected to be minimal; and the scrap value of the materials is expected to exceed the cost of removal, such removal costs have not been separately accounted for.

Long-Lived Assets

The recoverability of the carrying value of long-lived assets is assessed when an indicator of impairment has been identified.

For purposes of recognition and measurement of an impairment loss, a long-lived asset or group of assets is combined with other assets and liabilities at the lowest level for which identifiable cash flows are largely independent of the cash flows of other assets and liabilities.

For long-lived assets, when impairment indicators are present, the Company compares undiscounted future cash flows, including the eventual disposition of the asset group at market value, to the asset group’s carrying value to determine if the asset group is recoverable. If undiscounted cash flows are less than carrying value, the excess of carrying value over fair value is expensed in the period in which it is estimated to have occurred. The Company recorded an impairment charge of $113,661 in 2014 as it wrote-off its investment in SunGen Mill, LLC (see "Note 7 Leases" for additional discussion). No impairment was recorded in 2013.

Power Purchase Agreement

The Company evaluated the PPA with reference to Accounting Standards Codification ("ASC") 805-20-25-10 entitled "Identifiable Intangible Assets" and determined that, while it is not separable from other assets, it does meet the contractual-legal criteria for separate recognition. Further evaluation with reference to ASC 840-10-15-6 entitled "Arrangements that qualify as Leases" concluded the PPA is not a lease, and reference to ASC 805-20-25-10 entitled "Identifiable Intangible Assets" concluded the PPA has no separately recordable value.

Revenue Recognition

Power generation revenue is recognized as delivered to the purchaser based upon electrical meters affixed to the solar array and measuring kilowatt-hours produced. Our current power generation operations do not generate renewable energy credits, performance-based incentives, or similar credits to the benefit of the Company.

Income Taxes

Income taxes are recorded under the asset and liability method under which deferred tax assets and liabilities are determined based on the differences between the financial statement and tax bases of assets and liabilities using the enacted tax rates in effect for the year in which the differences are expected to affect taxable income. Valuation allowances are established when necessary to reduce deferred tax assets to the amount expected to be realized.

We account for uncertain income tax positions in accordance with FASB ASC 740 entitled "Income Taxes". Interest costs and penalties related to income taxes are classified as interest expense and general and administrative costs, respectively, in our consolidated financial statements. Income tax returns are subject to a three-year statute of limitations during which they are subject to audit and adjustment. We file income tax returns in the United States federal jurisdiction and certain states. The tax years that remain subject to examination by major tax jurisdictions include 2010 through 2013.

Equity Transaction Fair Values

The estimated fair value of our Common Stock issued in share-based payments is measured by the more relevant of (1) the prices received in private placement sales of our stock or, (2) its publically-quoted market price.  We estimate the fair value of simple warrants and stock options when issued or, in the case of issuances to non-employees, when vested using the Black-Scholes option-pricing ("Black-Scholes") model that requires the input of subjective assumptions.  When valuing more complex warrants, options, or other derivative equity instruments, we use a binomial lattice-based option pricing model or Monte Carlo option pricing model, whichever management deems more appropriate in the circumstances. Recognition in stockholders’ equity and expense of the fair value of stock options awarded to employees is on the straight-line basis over the requisite service period.  Subsequent changes in fair value are not recognized.

Net Income (Loss) per Share

Basic net income or loss per share is computed by dividing the net income or loss for the period by the weighted average number of shares of Common Stock outstanding for the period. Diluted income per share reflects the potential dilution of derivative securities by including other potential issuances of Common Stock including shares to be issued upon exercise of options and warrants and upon conversion of convertible debt. Potentially dilutive shares are not included in the event of a loss as the effect of doing so would be anti-dilutive. As of December 31, 2014, options to purchase 2,864,259 shares, warrants to purchase 168,550 shares of our Common Stock, and 586,667 shares issuable upon the conversion of convertible notes payable have been excluded from the calculation of diluted loss per share, as their effect would have been anti-dilutive. As of December 31, 2013, options to purchase 1,611,333 shares and warrants to purchase 2,350,368 shares of our Common Stock have been excluded from the calculation of diluted loss per share as their effect would have been anti-dilutive.

NOTE 3 - LIABILITIES ARISING FROM REVERSE MERGER

Liabilities arising from the reverse merger represent long term real estate leases which had been abandoned, general unsecured liabilities, commercial liens, and tax liens filed with various states all associated with the Company’s pre-reverse merger operations, which were unknowingly assumed in the March 2011 reverse merger transaction. The statute of limitations for most of such liabilities is five years and for most liens is ten years, subject to renewal at the lien holders’ option, depending upon the jurisdiction.  The liens accrue interest at between 8% and 12%. Liabilities not associated with a lien have been accrued based upon management’s estimation of the amount to be paid.  Liabilities associated with a lien have been accrued at face value.  Management believes all such liabilities have been indemnified by Pegasus Funds, LLC (and/or its affiliates or related parties) to which (including its assigns) the Company issued 2,138,617 shares of its common stock as part of the reverse merger transaction.  However, as the Company is obligor, the Company has recorded the liability.  To date, only one lien holder has approached the Company concerning payment.  Such lien holder is pursuing the former management of the Company first through litigation.  To the extent such lien holder recovers the liability from the former management, the lien against the Company will be reduced.

NOTE 4 - COMPENSATION PAYABLE

Certain members of the management team have deferred payment of their compensation for the benefit of the Company.  No formal terms of payment have been established.

NOTE 5 - ACQUISITIONS

Powerhouse One

Effective June 17, 2013, PSI entered into an acquisition agreement with Vis Solis, LLC (“Vis Solis”), a Tennessee Limited Liability Company and AstroSol, Inc., a Tennessee corporation (together "Co-Sellers") of Powerhouse One, LLC (“Powerhouse”), whereby 89% of the outstanding membership interests of Powerhouse were exchanged for $6,200,000 in cash. At the time of acquisition, the four solar arrays owned by Powerhouse had a remaining estimated useful life of 23 years (being first placed in service in 2011), and power generated is sold to a utility in Lincoln County Tennessee under an index-priced PPA having a fixed premium of $0.12 per kilowatt-hour over the GSA-1 scheduled rate (currently approximately $0.10 per kWh) through 2021, and a market rate based upon the then current GSA-1 scheduled rate for the remaining 10 years of the initial 20 year term ending in 2031.

The acquisition was accounted for as a business combination under ASC 805 and was entered into in order to acquire the solar arrays. As part of the acquisition, 46,010 shares were issued to Co-Sellers in consideration for the right to acquire their remaining 11% noncontrolling interest for $766,827 within one year from the initial acquisition date. The value of the noncontrolling interest was pro-rated based upon the negotiated value of the equity interest acquired by the Company.

In June 2014, the option to acquire the remaining 11% non-controlling interest of Powerhouse One from the Co-Sellers expired. However, the parties have re-confirmed their intent to transfer the non-controlling interest to the Company over the next several months as the Company obtains sufficient financing to do so, and on the same terms contained in the option as if it were still in full force and effect. The Company does not believe there are any material risks to the Company if the acquisition is not completed. The option value was expensed upon expiration.

The Company incurred $277,287 in acquisition related fees as part of the transaction which are included in general and administrative expenses.

The operating results of Powerhouse have been included in the consolidated financial statements since the acquisition date. On a pro forma basis, had the acquisition of Powerhouse occurred on January 1, 2013, the consolidated revenues and loss of PSI for 2013 would have been:

(unaudited)	2013
Revenue	$831,999
Net Loss	$(2,460,219)

Innovative Solar 46

In November 2014, the Company entered into a Membership Interest Purchase Agreement ("MIPA") with Innovative Solar Systems, LLC, a solar developer operating primarily in North Carolina, to acquire Innovative Solar 46, LLC ("IS 46"), the owner of a 78.5mw AC solar project to be built in Hope Mills, North Carolina. IS 46 holds a single and intangible asset, a 15-year PPA with Duke Energy Progress, Inc. IS 46 does not have, nor has it ever had, any other assets, any liabilities, any employees, any revenues, or any operations of any kind. As such, IS 46 is not a "business" as defined in the accounting literature, and it has no historical financial statements. PSI agreed to pay Innovative Solar Systems, LLC $6,280,000 for 100% of the membership interest of IS 46 in a series of payments of approximately $300,000 per month between execution of the MIPA and the financial close (the point at which all project financing is arranged), and a balloon payment at financial close sufficient to having cumulatively paid 70% of the $6,280,000 price. The remaining 30% of the purchase price will be paid in installments of $150,000 per month through the project's commercial operation date. At December 31, 2014, a total of $870,000 had been paid to date, and failure by the Company to make any of the future scheduled payments may result in the loss of all payments made through such date. The Company is working with engineering and construction firms on final designs, and the total cost of the project based upon the preliminary work is expected to be approximately $173 million. The Company is in discussion with multiple parties to provide the acquisition, construction, and permanent financing for the project, however, no assurance can be given that adequate financing on terms acceptable, or even available, to the Company will be obtained. Closing of the acquisition is expected to occur no later than June 3, 2015, and construction is expected to be completed in early 2016.

NOTE 6 - NOTES PAYABLE

Acquisition Note Payable

On June 17, 2013, Powerhouse One, LLC secured financing of $5,050,000 from Bridge Bank, National Association to acquire the membership interest (and the underlying solar arrays) of Co-Sellers. The note matures on June 17, 2017, and bears a fixed interest rate of 7.5% annually. Interest is paid monthly and principal is paid quarterly beginning in September 2013 based on an 11-year amortization schedule. Covenants include the maintenance of a restricted cash account, routine reporting, and a minimum debt service coverage ratio calculated separately for Powerhouse One of not less than 1.10:1, measured quarterly following the first anniversary of the debt. The debt also restricts the payment of dividends, and it is secured by all the assets of Powerhouse, guaranteed by Principal Solar, Inc., and is further secured by a pledge by Principal Solar, Inc. of its membership interest in Powerhouse.

Principal payments over the following years are as follows:

2015	$249,816
2016	280,056
2017	4,173,164
Total principal payments	4,703,036
Unrecognized discount	(50,057)
Note payable at December 31, 2014	$4,652,979

In conjunction with the acquisition note payable, warrants to purchase 151,050 shares of Common Stock were issued to Bridge Bank with an exercise price of $1.00 and a contractual life of 10 years. The value of the warrants issued in connection with this debt, as determined using the Black-Scholes model, was $81,449 and is recorded as a discount to the debt. The discount is being amortized as interest expense over the life of the note, including $20,363 and $11,030 in 2014 and 2013, respectively. The assumptions used to value the warrants were as follows:

Estimated fair value	$0.54
Expected life (years)	5.26
Risk free interest rate	1.27%
Volatility	211.91%

The Bridge Bank warrants have cashless exercise rights, redemption rights providing the Company the right to redeem the warrants for $604,200, anti-dilution rights associated with offerings of equity securities, a term expiring on the first to occur of (i) the 10 year anniversary of the grant, (ii) the closing of the Company’s initial public offering (which is being affected pursuant to Registration Statement on Form S-1), or (iii) the liquidation of the Company (each a “Termination Event”). In each case, unless exercised earlier, the warrants are automatically exercised on a cashless basis upon a Termination Event.  The Company also provided the holder registration rights in connection with the grant of the warrants.

Convertible Notes Payable, Related Parties

In June 2014, the Company issued convertible notes of $250,000 each to two of its Board members, Messrs. Heller and Marmol, to fund deposits on potential future acquisitions. Such potential acquisitions remain subject to significant uncertainties including due diligence, obtaining construction and permanent financing, and negotiating PPAs, developer agreements, and interconnection agreements. The notes bear interest at a rate of 18% per year and matured on December 5, 2014, and all principal and interest was due at maturity. Principal and interest is payable in cash or shares of Common Stock, at the option of the holder, at a conversion price of $1.00 per share. The notes were secured pursuant to a security agreement by the Company's interest in the otherwise unencumbered net cash flow, if any, from the operations of its Powerhouse One subsidiary. The Company may prepay the notes at any time, but the holders of the notes were guaranteed to receive a minimum of six months interest on the notes.

On February 27, 2015 (made effective on the original maturity date), the notes were modified to extend the maturity date to September 30, 2015, to reduce the interest rate from 18% to 12% per annum, and to eliminate all collateral securing the notes. All other aspects of the notes remained unchanged.

On December 1, 2014, Michael Gorton, the Company's Chief Executive Officer, loaned to the Company pursuant to a convertible promissory note the amount of $130,000. The note initially matured on June 30, 2015, bears interest at a rate of 12% per annum, is convertible into shares of our Common Stock at a price of $1.50 per share, and was secured by a claim on proceeds, if any, of a solar project being acquired (IS 46). The notes can be prepaid at any time prior to maturity without penalty. On February 27, 2015, the note was modified to extend the maturity date to September 30, 2015, and eliminate all collateral securing the note. All other aspects of the note remained unchanged.

NOTE 7 - LEASES

The Company's solar arrays sit on properties subject to long-term real estate leases (or similar agreements in the case of rooftop installations) with initial terms equal to the PPA and having one or more renewal options. Rental payments under the leases vary in type between fixed price, percentage of revenue, or, in the case of rooftop installations, no separate charge. The Company's current solar array installations are as follows:

Installation	Location	kWh	Date	Term	Rent
Powerhouse One	Fayetteville, TN	3,000	Aug 2011	20 yr. + 2 5-yr renewals	4% of revenue
SunGen Step Guys	Alfred, ME	110	Sep 2009	25 yr. + 2 25-yr renewals	None
SunGen Mill 77	Amesbury, MA	63	June 2010	25 yr. + 2 25-yr renewals	None

The Company recognized expenses of $38,894 and $11,086 in rent under the Powerhouse One lease in 2014 and 2013, respectively.

SunGen Mill 77

The SunGen Mill 77 ("Mill 77") facility is a rooftop project in Amesbury, MA acquired by the Company in September 2011. The project generated less than 1% of consolidated revenues in 2014. Due to record winter storms and snowstorms in Massachusetts in the December 2014 / January 2015 timeframe, their impact on the ongoing maintenance program including seemingly insurmountable roof leaks, and resulting tension with the landlord, the Company determined the Mill 77 project was no longer economically desirable and has arranged to uninstall the project. Costs to uninstall the project total approximately $18,000, and the write-off of the asset was $113,661. The actual removal of the project from the rooftop will occur when the weather permits. The agreement with the landlord to uninstall the project resolved all claims, if any, and relieved both parties of all future obligations.

The Company maintains its headquarters in Dallas, Texas pursuant to a month-to-month lease at a cost of $500 per month.

NOTE 8 - DERIVATIVE LIABILITY ON WARRANTS

In June 2013, the Company issued warrants to purchase 2,181,818 shares of Common Stock with a 10-year contractual term to Steuben Investment Company II, L.P. in connection with the issuance of Common Stock to fund the Powerhouse One acquisition. The warrants were immediately exercisable into the Company’s Common Stock with an exercise price of $1.00 per share. However, as the warrants have “down round” protection, they are treated as a derivative liability and were historically valued using a binomial lattice-based option valuation model using holding period assumptions developed from the Company's business plan and management assumptions, and expected volatility from comparable companies including OTC Pink® and small-cap companies.

In November 2014, all 2,181,818 warrants held by Steuben Investment Company II, L.P. and described above were exercised by the holder in a cashless transaction as provided for in the warrant agreement. Based upon a share valuation of $1.50 per share determined by the Company's Board of Directors based upon concurrent issuances, the exercise of warrants to acquire 2,181,818 shares of Common Stock on a cashless basis resulted in a net issuance to Steuben of 727,273 shares of Common Stock. The final settlement of the liability upon exercise resulted in a gain listed in the table below.

The following table sets forth a summary of changes in fair value of the warrants during the period covered by the accompanying financial statements:

Balance at issuance June 14, 2013	$1,170,459
Change in fair value included in net loss	(47,310)
Balance at December 31, 2013	1,123,149
Change in fair value included in net loss	(32,239)
Warrants exercised	(1,090,910)
Balance at December 31, 2014	$0

NOTE 9 – CAPITAL STOCK

Preferred Stock

The Company has authorized 100,000,000 shares of $.01 par value Class A preferred stock but had none outstanding during the periods covered in the accompanying financial statements.

Common Stock

The Company has authorized 300,000,000 shares of $.01 par value Common Stock, and it trades on the OTC Pink® under the symbol “PSWW.”  Holders of our Common Stock are entitled to one vote per share and receive dividends or other distributions when, and if, declared by our Board of Directors.  In addition to shares outstanding, we have reserved 2,864,359 shares for issuance upon exercise of equity incentive awards with options to purchase 2,864,359 shares of Common Stock granted to date.

Throughout 2013, we issued a total of 970,000 shares at a price of $1.00 per share to investors. In addition, in May 2013, the Company issued 145,990 shares of Common Stock for conversion of convertible debt of $138,000 plus accrued interest of $7,990 including induced conversion expense of $102,193. In June 2013, the Company issued 2,909,091 shares of Common Stock and 2,181,818 warrants for $1,600,000 as part of financing the acquisition of Powerhouse One, LLC (see "Steuben Investment" herein). In June 2013, the Company issued 46,010 shares of Common Stock at $1.00 for the right to purchase the remaining noncontrolling interest of Powerhouse One, LLC. The right to acquire the noncontrolling interest of Powerhouse One, LLC expired in June 2014.

Throughout 2014, we issued a total of 1,356,000 shares at a price of $1.00 per share and 146,669 shares at a price of $1.50 per share to executives, employees, members of the Board of Directors, and unrelated investors, and we issued 727,273 shares resulting from an exercise of warrants at a price of $1.00 per share (see "Steuben Investment herein"), and 100 shares resulting from an exercise of options.

Stueben Investment

Effective June 14, 2013, the Company entered into a Subscription Agreement with Steuben Investment Company II, L.P. (“Steuben”).  Pursuant to the subscription agreement, Steuben purchased 2,909,091 shares of the Company’s common stock for an aggregate of $1,600,000.05 or $0.55 per share. As additional consideration in connection with the subscription, the Company granted Steuben warrants to purchase 2,181,818 shares of the Company’s common stock with an exercise price of $1.00 per share and a term of 10 years.  The Company also provided Steuben registration rights whereby the Company was required to file a registration statement and take all necessary actions to maintain the availability of Rule 144 for a period of two years following its effective date. The registration statement became effective on February 3, 2015.

In the event we fail to take all necessary actions to enable Steuben to sell shares pursuant to Rule 144, we may have to pay to Steuben penalties totaling $216,000 which could have a material adverse effect on our available cash, limit our ability to raise capital, and negatively impact our results of operations. The Company has not accrued a liability for this potential penalty, as it believes the payment of any such penalty is not probable.

Stock Options

2013 Issuances

In May 2013, the Company issued to advisors options to acquire 96,000 shares of its Common Stock. The options have exercise prices ranging from $1.41 to $1.70, a contractual life of 10 years, and vest over 8 months. The options were valued using the Black-Scholes model and the resulting equity-based compensation expense included in general and administrative expenses for 2013 was $108,731, based upon the following parameters:

2014
Estimated fair value	$1.06 - $1.31
Expected life (years)	10
Risk free interest rate	1.72 –2.17%
Volatility	73.26%

In June 2014, the Company re-priced the advisors' 96,000 options. The options, originally issued having exercise prices ranging from $1.41 to $1.70 per share, were re-priced to $1.00 per share. Because of the small change in inputs to the Black-Scholes model since they were initially issued (especially volatility), there was no expense recorded in connection with this action.

In 2013, the Company issued to its independent Directors options to acquire an aggregate of 432,000 shares of its Common Stock. The options have an exercise price of $1.00 per share and vests in periods ranging from 8 to 24 months. The options were valued using the Black-Scholes model and the resulting equity-based compensation expense for 2014 and 2013 was $70,948 and $191,249, respectively based upon the following parameters:

2014
Estimated fair value	$0.54 - $0.99
Expected life (years)	5.26 - 5.50
Risk free interest rate	0.80 - 1.69%
Volatility	211.91%

2014 Issuances

Throughout 2014, the Company issued 1,253,026 options to executives, employees, contractors, members of the Board of Directors, and advisors having an exercise price of $1.00 and contractual lives ranging from 5 to 10 years. The options were valued using the Black-Scholes model and the resulting equity-based compensation expense for 2014 was $1,068,012 based upon the following parameters:

2014
Estimated fair value	$1.00
Expected life (years)	5.00 - 7.25
Risk free interest rate	0.44 - 2.19%
Volatility	227.71%

As the Company does not have a significant history of post vesting exercises to estimate an expected life of the option, the simplified method was used wherein the expected life becomes the mid-point of the options vesting date and their contractual life.

A summary of option activity for 2013 and 2014 is as follows:

	Shares	Weighted Avg. Exercise Price	Weighted Avg. Grant Date Value

Outstanding, January 1, 2013	1,083,333	$1.41	$.88
Granted	528,000	1.09	0.77
Exercised	-	-	-
Forfeited	-	-	-
Expired	-	-	-
Outstanding, December 31, 2013	1,611,333	1.30	0.85
Granted	1,253,026	1.00	1.00
Exercised	100	1.00	1.00
Forfeited	-	-	-
Expired	-	-	-
Outstanding, December 31, 2014	2,864,259	$1.16	$0.91

The following is a summary of stock options outstanding at December 31, 2014:

Exercise Price	Options Outstanding	Average Remaining Contractual Lives (Years)	Options Exercisable	Non-Vested Options
$1.41	1,083,333	1.8	1,083,333	-
$1.00	1,780,926	8.5	1,560,130	220,796
	2,864,259		2,643,463	220,796

Stock-based compensation expense included in general and administrative expenses in 2014 was $1,138,961, and $220,372 of compensation expense related to options not yet vested remains unrecognized at December 31, 2014. Such amount is expected to be recognized during the years 2015 through 2017.

The weighted average exercise price of those options currently outstanding is $1.16 and those currently exercisable is $1.08. Based upon the Company's stock price at December 31, 2014, of $0.75 as quoted on OTCPink® market, the options then outstanding had no intrinsic value and those exercisable had no intrinsic value.

Warrants

At December 31, 2014, the Company had warrants to purchase 168,550 shares of Common Stock outstanding having a weighted average exercise price of $0.97 per share. The Company had warrants to purchase 2,350,368 shares of Common Stock outstanding at December 31, 2013. See notes herein entitled "Acquisition Notes Payable" and "Derivative Liability on Warrants" for descriptions of the significant issuances.

NOTE 10 - NONCONTROLLING INTEREST

The original owners of Powerhouse One continue to own approximately 11% of the membership interest of the limited liability company. The noncontrolling interests of equity investors in Powerhouse One is reported on the consolidated balance sheet and statement of operations as "Noncontrolling interest in subsidiary" ("noncontrolling interest") and reflects their respective interests in the equity and the income or loss of the limited liability company.

The following table sets forth the activity in the noncontrolling interest equity account during 2014:

Balance December 31, 2012	$-
Noncontrolling interest at acquisition	766,827
Earnings allocated to noncontrolling interest	19,976
Balance December 31, 2013	786,803
Earning allocated to noncontrolling interest	45,908
Balance December 31, 2014	$832,711

NOTE 11 – RELATED PARTY TRANSACTIONS

Other than the Board member options described herein in a note entitled "Stock Options,” and the issuance of convertible notes described herein in the note entitled "Convertible Notes Payable, Related Parties", no other related party transactions occurred during the periods covered in the accompanying financial statements.

NOTE 12 - TAXES

Our approximately $7.65 million of federal income tax net operating loss carryovers expire from 2030 through 2034. Our federal and state income tax returns are not under examination by any taxing authorities and no statute extensions have been granted; therefore, only our December 31, 2011 to 2014 tax returns are subject to examination.

Management has evaluated tax positions pursuant to ASC 740 and determined that no uncertain tax positions exist at this time. As a result, no amounts have been recorded related to a tax position more likely than not to be sustained. The company classifies interest and penalties related to income taxes, if any, as interest expense and general and administrative costs, respectively, in our consolidated financial statements.

Significant components of our income tax provisions were:

	2014	2013
Current provision
Federal	$-	$-
State	928	1,227
Total current tax provision	928	1,227

Deferred provision
Federal	-	-
State	-	-
Total deferred tax provision	-	-
Total income tax provision	$928	$1,227

The provision for income tax differs from the amount estimated by applying the statutory federal income tax rate to the net loss before taxes as follows at December 31:

Taxes at statutory rate (34%)	$(1,133,554)	$(798,946)
State taxes	(43,342)	(231,920)
Change in valuation allowance	1,175,084	1,059,316
Permanent differences	(11,350)	(15,713)
Change in state tax rate	(9,869)	(69,976)
Other (prior year adjustments)	23,959	58,466
Total income tax provision	$928	$1,227

Deferred tax assets (liabilities) are comprised of the following at December 31:

Accrued compensation	267,156	214,782
Other accrued expenses	157,266	55,688
Gross current deferred tax assets	424,422	270,470

Fixed assets	(325,590)	(499,066)
Intangible assets	24,420	50,627
Stock compensation expense	885,924	481,509
Net operating losses	2,832,332	2,362,884
Gross non-current deferred tax assets, net	3,417,086	2,395,954

Total deferred tax assets	3,841,508	2,666,424
Valuation allowance for deferred tax assets	(3,841,508)	(2,666,424)
Deferred tax assets, net of valuation allowance	$-	$-

The Company has established a valuation allowance to fully reserve the net deferred tax assets for the periods December 31, 2014 and 2013, due to the uncertainty of the timing and amounts of future taxable income.

NOTE 13 - COMMITMENTS AND CONTINGENCIES

The Company may be subject to rescission rights from certain investors who purchased shares of our common stock based on their review of the presentation which we furnished as Exhibit 99.1 to our Current Report on Form 8-K, filed with the Securities and Exchange Commission on May 5, 2014, which may have constituted a communication of an “offer to sell” as described in Section 5(c) of the Securities Act of 1933, as amended (the “Securities Act”) in violation of Section 5 of the Securities Act. If a claim were brought by any ‘recipients’ of such presentation and a court were to conclude that such presentation constituted a violation of Section 5 of the Securities Act, we could be required to repurchase the shares sold to the investors who reviewed such presentation at the original purchase price, plus statutory interest from the date of purchase, for claims brought during a period of one year from the date of their purchase of common stock. We could also incur considerable expense in contesting any such claims. The prospectus included in the Form S-1/A and dated October 20, 2014, included an additional risk factor stating:

"You should not rely on any information set forth in the presentation attached as Exhibit 99.1 to our Current Report on Form 8-K, filed with the Securities and Exchange Commission on May 5, 2014 in making an investment decision."

As of the date of these statements, no legal proceedings or claims have been made or threatened by any investors in the Company and the Company considers the likelihood that the investors will file suit to be remote. Therefore, in accordance with ASC 450-20 entitled “Loss Contingencies”, the Company has not recorded a liability for the potential rescission.

NOTE 14 - SUBSEQUENT EVENTS

Financing

On March 2, 2015, the Company entered into a convertible loan agreement with Alpha Capital Anstalt ("Alpha") to borrow $1,250,000 (the "Loan"). The Loan is convertible into shares of Common Stock at a rate of $1.00 per share, bears interest at a rate of 8.0% per annum, all principal and interest is due on September 2, 2015, and the loan is secured by the assets of the Company and its subsidiaries (excluding Powerhouse One and all interest in its operations, its assets, and proceeds or distributions therefrom). The principal and accrued interest amounts on the Loan are convertible at any time into shares of Common Stock at a rate of $1.00 per share. In connection with the Loan, the Company granted Alpha 937,500 warrants (the ‘Warrants”) exercisable at $1.50 per share, certain piggy-back registration rights, cashless exercise privileges and anti-dilution protection on both the Common Stock into which the Loan may convert and for which the Warrants may be exercised under the occurrence of certain events.

 Acquisition (pending)

On March 2, 2015, the Company entered into a MIPA with Innovative Solar Systems, LLC, a solar developer operating primarily in North Carolina, to acquire Innovative Solar 42, LLC ("IS 42"), the owner of a 72.9mw AC solar project to be built in Fayetteville, North Carolina. IS 42 holds a single and intangible asset, a 10-year PPA with Duke Energy Progress, Inc. IS 42 does not have, nor has it ever had, any other assets, any liabilities, any employees, any revenues, or any operations of any kind. As such, IS 42 is not a "business" as defined in the accounting literature, and it has no historical financial statements. PSI agreed to pay Innovative Solar Systems, LLC $5,832,000 for 100% of the membership interest of IS 42 in a series of payments of approximately $300,000 per month between execution of the MIPA and the financial close (the point at which all project financing is arranged), and a balloon payment at financial close sufficient to having cumulatively paid 70% of the $5,832,000 purchase price. The remaining 30% of the purchase price will be paid in installments of $150,000 per month through the project's commercial operation date. A total of $570,000 has been paid to date, and failure by the Company to make any of the future scheduled payments may result in the loss of all payments made through such date. The Company is working with engineering and construction firms on final designs, and the total cost of the project based upon the preliminary work is expected to be approximately $150 million. The Company is in discussion with multiple parties to provide the acquisition, construction, and permanent financing for the project, however, no assurance can be given that adequate financing on terms acceptable, or even available, to the Company will be obtained. Closing of the acquisition is expected to occur no later than August 30, 2015, and construction is expected to be completed in early 2016.

Financial Statement Schedules

Financial statement schedules have been omitted because they either are not applicable or the required information is included in the financial statements or notes thereto.

Exhibits

The Exhibit Index immediately preceding the exhibits required to be filed with this report is incorporated herein by reference.

SIGNATURES

Pursuant to the requirements of Section 13 or 15(d) of the Securities Exchange Act of 1934, the registrant has duly caused this report to be signed on its behalf by the undersigned, thereunto duly authorized.

PRINCIPAL SOLAR, INC.

(Registrant)

/s/ Michael Gorton

Michael Gorton

Chairman and Chief Executive Officer

March 17, 2015

Pursuant to the requirements of the Securities Exchange Act of 1934, this report has been signed by the following persons on behalf of the registrant and in the capacities indicated on March 17, 2015.

/s/ Michael Gorton Michael Gorton Chief Executive Officer (Principal Executive Officer) and Chairman	/s/ Brenda Jackson Brenda Jackson Director

/s/ David N. Pilotte	/s/ Margaret Keliher
David N. Pilotte	Margaret Keliher
Chief Financial Officer	Director
(Principal Financial/Accounting Officer)

/s/ Ronald B. Seidel Ronald B. Seidel Director	/s/ Guillermo Marmol Guillermo Marmol Director

/s/ Jeffrey M. Heller	/s/ Garrett Boone
Jeffrey M. Heller Director	Garrett Boone Director

Supplemental Information to be Furnished With Reports Filed Pursuant to Section 15(d) of the Act by Registrants Which Have Not Registered Securities Pursuant to Section 12 of the Act.

No annual report or proxy material has been sent to security holders during the period covered by this report, nor is any such information expected to be sent.

EXHIBIT INDEX

Exhibit Number	Description of Exhibit

2.1(1)	Exchange Agreement (March 7, 2011), Principal Solar (Texas), the Company, the shareholders of Principal Solar (Texas) and Pegasus Funds LLC

3.1(1)	Certificate of Incorporation (Delaware) (September 27, 2012)

3.2(1)	Certificate of Ownership and Merger (Delaware) (October 3, 2012)

3.3(1)	Bylaws

4.1(1)	Form of Common Stock Certificate

4.2(5)	2014 Equity Incentive Plan (June 11, 2014)

4.3(6)	8% Senior Secured Convertible Debenture due September 2, 2015, with Alpha Capital Anstalt (March 2, 2015)

4.4(6)	Common Stock Purchase Warrant with Alpha Capital Anstalt (March 2, 2015)

10.1(1)	Employment Agreement with Michael Gorton (January 1, 2012)

10.2(1)	Form of Nonstatutory Stock Option Agreement

10.3(1)	Form of Nonstatutory Stock Option Grant Notice

10.4(1)	Employment Agreement with R. Michael Martin

10.5(1)	Common Stock Warrant to Purchase 151,050 Shares of Common Stock (Bridge Bank) (June 17, 2013)

10.6(1)	Warrant to Purchase 2,181,818 Shares of Common Stock (Steuben Investment Company II, L.P.) (June 14, 2013)

10.7(1)	Registration Rights Agreement (Steuben Investment Company II, L.P.) (June 14, 2013)

10.8(1)	Purchase and Sale Agreement (Powerhouse One, LLC Acquisition) (December 31, 2012)

10.9(1)	First Amendment to Purchase and Sale Agreement (Powerhouse One, LLC Acquisition) (June 2013)

10.10(1)	Loan and Security Agreement (Powerhouse One, LLC Acquisition) (June 2013)

10.11(1)	Pledge and Security Agreement dated June 10, 2013, by and between the Company, Vis Solis, Inc. and Astrosol, Inc. in favor of Bridge Bank

10.12(1)	Guaranty dated June 10, 2013 by the Company in favor of Bridge Bank

10.13(1)	Consulting Agreement with Carlyle Capital Markets, Inc. (December 4, 2013)

10.14(2)	Letter Agreement with Steuben Investment Company II, L.P. Regarding Registration Rights Agreement Penalties (February 5, 2014)

10.15(2)	Professional Services Agreement with DNP Financial, LLC (January 14, 2014)

10.16(2)	Form of Generation Partners Amended and Restated Pilot Extended Participation Agreement (power purchase agreement) (December 16, 2013)

10.17(3)	Form of Convertible Corporate Promissory Note (Secured) with Messrs. Heller and Marmol (June 5, 2014)

10.18(3)	Form of Corporate Security Agreement with Messrs. Heller and Marmol (June 5, 2014)

10.19(4)	Amendment #1 to Registration Rights Agreement (October 7, 2014)

10.20(5)	Membership Interest Purchase Agreement with Innovative Solar Systems, LLC (November 6, 2014)

10.21(5)	Warrant Exercise Agreement with Steuben Investment Company II, L.P. (November 1, 2014)

10.22(5)	Form of Note and Security Modification Agreement re Corporate Convertible Promissory Note (Secured) with Messrs. Heller and Marmol (December 5, 2014)

10.23(5)	Form of Stock Option Agreement

10.24(6)	Securities Purchase Agreement with Alpha Capital Anstalt (March 2, 2015

10.25(6)	Security Agreement with Alpha Capital Anstalt (March 2, 2015)

10.26(6)	Subsidiary Guaranty with Alpha Capital Anstalt (March 2, 2015)

14.1*	Code of Conduct (adopted March 10, 2015)

31.1*	Certification pursuant to Rule 13a-14(a)/15d-14(a) (Chief Executive Officer)

31.2*	Certification pursuant to Rule 13a-14(a)/15d-14(a) (Chief Financial Officer)

32.1*	Section 1350 Certification (Chief Executive Officer)

32.2*	Section 1350 Certification (Chief Financial Officer)

99.1(1)	Glossary

101.INS***	XBRL Instance
101.SCH***	XBRL Taxonomy Extension Schema
101.CAL***	XBRL Taxonomy Extension Calculation
101.DEF***	XBRL Taxonomy Extension Definition
101.LAB***	XBRL Taxonomy Extension Labels
101.PRE***	XBRL Taxonomy Extension Presentation

* Filed herewith

** To be filed by amendment

*** XBRL information is furnished and not filed with this Annual Report for purposes of sections 11 or 12 of the Securities Act of 1933, as amended, is deemed not filed for purposes of section 18 of the Securities Exchange Act of 1934, as amended, and otherwise is not subject to liability under these sections.

(1) Filed as exhibits to the Company’s Registration Statement on Form S-1 (File: 333-193058), filed with the Securities and Exchange Commission on December 23, 2013, and incorporated herein by reference.

(2) Filed as exhibits to the Company’s Registration Statement on Form S-1/A, Amendment No. 1 (File: 333-193058), filed with the Securities and Exchange Commission on May 2, 2014, and incorporated herein by reference.

(3) Filed as exhibits to the Company’s Registration Statement on Form S-1/A, Amendment No. 2 (File: 333-193058), filed with the Securities and Exchange Commission on July 17, 2014, and incorporated herein by reference.

(4) Filed as exhibits to the Company’s Registration Statement on Form S-1/A, Amendment No. 4 (File: 333-193058), filed with the Securities and Exchange Commission on October 20, 2014, and incorporated herein by reference.

(5) Filed as exhibits to the Company’s Registration Statement on Form S-1/A, Amendment No. 5 (File: 333-193058), filed with the Securities and Exchange Commission on December 22, 2014, and incorporated herein by reference.

(6) Filed as exhibits to the Company’s Current Report on Form 8-K/A (File: 333-193058), filed with the Securities and Exchange Commission on March 5, 2015, and incorporated herein by reference.