Form 10-Q
period 2015-03-31
Principal Solar, Inc.
filed 2015-05-13
CIK 1587476

UNITED STATES

SECURITIES AND EXCHANGE COMMISSION

Washington, D.C. 20549

FORM 10-Q

QUARTERLY REPORT PURSUANT TO SECTION 13 OR 15(d)

OF THE SECURITIES EXCHANGE ACT OF 1934

For the quarterly period ended March 31, 2015

Commission File No. 333-193058

PRINCIPAL SOLAR, INC.

(Exact name of registrant as specified in its charter)

Delaware	27-3096175
(State or other jurisdiction of	(I.R.S. Employer
incorporation or organization)	Identification No.)

211 Ervay, Suite 300 Dallas, Texas 75201

(Address of principal executive offices)

(855) 774-7799

(Registrant’s telephone number, including area code)

Indicate by check mark whether the registrant (1) has filed all reports required to be filed by Section 13 or 15(d) of the Securities Exchange Act of 1934 during the preceding 12 months (or for such shorter period that the registrant was required to file such reports), and (2) has been subject to such filing requirements for the past 90 days. Yes ☑ No ☐

Indicate by check mark whether the registrant has submitted electronically and posted on its corporate Website, if any, every Interactive Data File required to be submitted and posted pursuant to Rule 405 of Regulation S-T (§232.405 of this chapter) during the preceding 12 months (or for such shorter period that the registrant was required to submit and post such files). Yes ☑ No ☐

Indicate by check mark whether the registrant is a large accelerated filer, an accelerated filer, a non-accelerated filer, or a smaller reporting company. See the definitions of “large accelerated filer,” “accelerated filer” and “smaller reporting company” in Rule 12b-2 of the Exchange Act.

Large accelerated filer ☐	Accelerated filer ☐	Non-accelerated filer ☐	Smaller reporting company ☑

Indicate by check mark whether the registrant is a shell company (as defined in Rule 12b-2 of the Exchange Act).

Yes  ☐  No  ☑

The number of shares outstanding of the registrant’s common stock as of May 13, 2015 was 5,604,181.

INTRODUCTORY COMMENT

In this Quarterly Report on Form 10-Q, the terms "we," "us," "our," "Company," “PSWW”, “PSI”, and “Principal Solar” refer to Principal Solar, Inc., a Delaware corporation, and its subsidiaries.

FORWARD-LOOKING STATEMENTS

When used in this Report, the words “may,” “will,” “expect,” “anticipate,” “continue,” “estimate,” “intend,” and similar expressions are intended to identify forward-looking statements within the meaning of Section 27A of the Securities Act of 1933, as amended (the “Act”) and Section 21E of the Securities Exchange Act of 1934, as amended (the “Exchange Act”) regarding events, conditions and financial trends which may affect the Company’s future plans of operations, business strategy, operating results, and financial position. Such statements are not guarantees of future performance and are subject to risks and uncertainties and actual results may differ materially from those included within the forward-looking statements for various reasons, including those identified under Risk Factors included in our Annual Report on Form 10-K filed on March 17, 2015, as amended. Readers are cautioned not to place undue reliance on these forward-looking statements, which speak only as of the date made. Except as required under federal securities laws and the rules and regulations of the United States Securities and Exchange Commission, the Company does not undertake, and specifically declines, any obligation to update any of these statements or to publicly announce the results of any revisions to any forward-looking statements after the distribution of this report, whether as a result of new information, future events, changes in assumptions, or otherwise.

PART I

ITEM 1 - FINANCIAL STATEMENTS

PRINCIPAL SOLAR, INC.

CONSOLIDATED BALANCE SHEETS

(Unaudited)

	March 31,	December 31,
	2015	2014
ASSETS

Current Assets
Cash and equivalents	$565,675	$104,328
Accounts receivable	122,788	105,143
Deposits	-	250,000
Prepaid assets	36,956	49,831
Total current assets	725,419	509,302

Other Assets
Solar arrays at cost, net	6,488,210	6,563,704
Construction in progress	3,759,487	912,445
Restricted cash	74,643	103,094
Total other assets	10,322,340	7,579,243

Total assets	$11,047,759	$8,088,545

LIABILITIES AND STOCKHOLDERS' EQUITY

Current Liabilities
Liabilities arising from reverse merger	$1,003,839	$1,003,839
Compensation payable	1,192,948	1,076,448
Accounts payable	738,740	293,239
Current portion of acquisition note payable, net of discount	249,816	249,816
Interest payable	114,590	81,748
Note payable for insurance premiums	16,982	33,250
Convertible notes payable, related parties	630,000	630,000
Convertible debenture, net of discount	201,389	-
Convertible note	50,000	-
Accrued expenses and other liabilities	55,448	15,881
Derivative liability on warrants	1,269,215	-
Total current liabilities	5,522,967	3,384,221

Other Liabilities
Acquisition note payable, net of discount	4,345,799	4,403,163
Total liabilities	9,868,766	7,787,384

Commitments and contingencies

Stockholders' Equity
Preferred stock: $0.01 par value, 100,000,000 shares authorized; none issued	-	-
Common stock: $0.01 par value, 300,000,000 shares authorized, 5,604,181 and 5,311,817 shares issued and outstanding at March 31, 2015 and December 31, 2014, respectively	56,042	53,118
Additional paid-in capital	11,989,559	9,897,412
Accumulated deficit	(11,705,802)	(10,482,079)
Equity (Deficit) attributable to common stockholders	339,799	(531,550)
Noncontrolling interest in subsidiary	839,194	832,711
Total stockholders' equity	1,178,993	301,161
Total liabilities and stockholders' equity	$11,047,759	$8,088,545

The accompanying notes are an integral part of these consolidated financial statements.

PRINCIPAL SOLAR, INC.

CONSOLIDATED STATEMENTS OF OPERATIONS

(Unaudited)

	Three Months Ended
	March 31,
	2015	2014

Revenues
Power generation	$184,075	$217,290
Total revenues	184,075	217,290

Cost of revenues
Depreciation	75,495	83,115
Direct operating costs	52,227	51,988
Total cost of revenues	127,722	135,103

Gross profit	56,353	82,187

General and administrative expenses	919,671	435,990

Operating loss	(863,318)	(353,803)
Other expense
Interest expense	333,474	110,262
Loss on derivative liability warrants	19,215	5,851
Total other expense	352,689	116,113

Loss before provision for income taxes	(1,216,007)	(469,916)
Provision for state income taxes	1,233	-

Net loss	(1,217,240)	(469,916)
Less: Income attributable to noncontrolling interest in subsidiary	6,483	10,671

Net loss attributable to common stockholders	$(1,223,723)	$(480,587)

Net loss per share - basic and diluted	$(0.23)	$(0.10)

Weighted average shares outstanding - basic and diluted	5,435,120	4,791,175

The accompanying notes are an integral part of these consolidated financial statements.

PRINCIPAL SOLAR, INC.

CONSOLIDATED STATEMENT OF STOCKHOLDERS' EQUITY

(Unaudited)

			Additional		Principal	Non-
	Common Stock		Paid-in	Accumulated	Solar, Inc.	Controlling
	Shares	Amount	Capital	Deficit	Total	Interest	Total
					-		-
December 31, 2014	5,311,817	$53,118	$9,897,412	$(10,482,079)	$(531,550)	$832,711	$301,161
Common stock issued for cash	279,835	2,798	1,676,203	-	1,679,001	-	1,679,001
					-		-
Stock-based employee compensation expense	-	-	341,071	-	341,071	-	341,071

Stock-based advisor compensation expense	12,500	125	74,875	-	75,000	-	75,000

Franctional shares issued in reverse stock split	29	-	(1)	-	-	-	-

Net income (loss)	-	-	-	(1,223,723)	(1,223,723)	6,483	(1,217,240)
					-		-
March 31, 2015	5,604,181	$56,042	$11,989,559	$(11,705,802)	$339,799	$839,194	$1,178,993

The accompanying notes are an integral part of these consolidated financial statements.

PRINCIPAL SOLAR, INC.

CONSOLIDATED STATEMENTS OF CASH FLOWS

(Unaudited)

	Three Months Ended March 31,
	2015	2014

OPERATING ACTIVITIES
Net loss	$(1,217,240)	$(470,216)
Adjustments to reconcile net loss to net cash used in operating activities:
Depreciation	75,494	83,115
Stock-based employee compensation expense	341,071	17,737
Stock-based advisor compensation expense	75,000	-
Loss on derivative liability on warrants	19,215	5,851
Amortization of discount on acquisition note payable	206,480	5,091
Change in operating assets and liabilities:
Accounts receivable	(17,645)	(43,588)
Deposits	-	(25,000)
Prepaid assets	12,875	3,750
Liabilities arising from reverse merger	-	12,468
Compensation payable	116,500	126,439
Accounts payable	50,551	24,720
Interest payable	32,842	(69)
Accrued expenses and other liabilities	39,567	18,343

Net cash used in operating activities	(265,290)	(241,359)

INVESTING ACTIVITIES
Construction in progress	(2,202,092)	-
	(2,202,092)	-

FINANCING ACTIVITIES
Proceeds from acquisition debenture payable	1,250,000	-
Payments on acquisition note payable	(62,455)	(55,514)
Proceeds from sale of common stock	1,679,001	275,000
Proceeds from convertible note payable	50,000	-
Payments on note payable for insurance premiums	(16,268)	(3,352)
Change in restricted cash	28,451	23,487

Net cash provided by financing activities	2,928,729	239,621

Increase (decrease) in cash and equivalents	461,347	(1,738)

Cash and equivalents, beginning of period	104,328	122,533

Cash and equivalents, end of period	$565,675	$120,795

Supplemental Disclosures
Interest paid	$94,152	$92,773

Income taxes paid	$-	$26

Non-Cash Transactions:
Discount on convertible debenture recorded as a derivative liability	$1,250,000	$-
Deposit applied to construction in progress	250,000	-
Construction in progress in accounts payable	394,950	-

The accompanying notes are an integral part of these consolidated financial statements.

PRINCIPAL SOLAR, INC.

NOTES TO UNAUDITED CONSOLIDATED FINANCIAL STATEMENTS

NOTE 1 - OVERVIEW

Basis of Presentation

The unaudited consolidated financial statements and related notes of have been prepared pursuant to Article 8-03 of the rules and regulations of the Securities and Exchange Commission (the “SEC”). Accordingly, certain information and footnote disclosures normally included in financial statements prepared in accordance with accounting principles generally accepted in the United States of America have been omitted. In the opinion of management, the accompanying unaudited consolidated financial statements contain all adjustments and information (consisting only of normal recurring accruals) considered necessary for a fair presentation have been included.

The year-end balance sheet was derived from the Company’s audited financial statements. The accompanying unaudited consolidated financial statements and related notes should be read in conjunction with the Company’s audited financial statements included in its 2014 Annual Report on Form 10-K. The results of operations for the periods reflected herein are not necessarily indicative of the results to be expected for the full year.

Going Concern

The accompanying consolidated financial statements have been prepared assuming the Company will continue as a going concern. As of March 31, 2015, the Company has an accumulated deficit of approximately $11.7 million, and the Company has had cumulative negative cash flows from operations since inception. Its ability to continue as a going concern is dependent upon the ability of the Company to obtain the necessary financing, likely through the continued sale of its equity and equity-linked securities, to meet its obligations and pay its liabilities arising from normal business operations when they come due. The outcome of these matters cannot be predicted with any certainty at this time and raise substantial doubt that the Company will be able to continue as a going concern. These consolidated financial statements do not include any adjustments to the amounts and classification of assets and liabilities that may be necessary should the Company be unable to continue as a going concern.

Concentration

Historically, approximately 96% of our consolidated power generation revenue arose from our Powerhouse One solar installation under an index-priced power purchase agreement ("PPA") having a fixed premium of $0.12 per kilowatt-hour over the GSA-1 scheduled rate (currently approximately $0.10 per kWh) through 2021, and a market rate based upon the then current GSA-1 scheduled rate for the remaining 10 years of the initial 20 year term ending in 2031. The buyer and counterparty of the PPA is Fayetteville Public Utility of Lincoln County Tennessee. A similar percentage of the accounts receivable also stems from this single relationship.

Reverse Stock Split

On May 5, 2015, the Company's Board of Directors and stockholders representing a majority of the shares outstanding on that date voted to effect a 1:4 reverse stock split (the "May 2015 Reverse"). Unless otherwise stated or the context would require otherwise, all share amounts disclosed throughout these financial statements retroactively takes into account the May 2015 Reverse, and all resulting fractional share amounts have been rounded to the nearest whole share. On May 6, 2015, the Company amended its Certificate of Incorporation with the State of Delaware reflecting the May 15 Reverse, and such reflection on the OTCPink® is pending with FINRA.

NOTE 2 - SUMMARY OF SIGNIFICANT ACCOUNTING POLICIES

Recent Accounting Pronouncements

In February 2015, the Financial Accounting Standards Board ("FASB") issued Accounting Standards Update ("ASU") No. 2015-02 Consolidation (Topic 810) Amendments to the Consolidation Analysis, which affects the following areas of the consolidation analysis:  limited partnerships and similar entities, evaluation of fees paid to a decision maker or service provider as a variable interest and in determination of the primary beneficiary, effect of related parties on the primary beneficiary determination and for certain investment funds. ASU No. 2015-02 is effective for fiscal years beginning after December 15, 2015, and for interim periods beginning after December 31, 2017. We are evaluating the impact of this standard on our consolidated financial position, results of operations and cash flows.

In April 2015, FASB issued ASU No. 2015-03, "Interest - Imputation of Interest (Subtopic 835-30)" entitled "Simplifying the Presentation of Debt Issuance Costs". Effective for financial statements issued for fiscal years beginning after December 15, 2015, the statement provides that debt issuance costs are reflected as a discount to the debt on the Balance Sheet and amortized as additional interest expense over the life of the debt. While we have incurred such debt issuance costs in the past, such amounts have not been material, and we do not expect the adoption of this standard to have a material impact on our consolidated financial position, results of operations and cash flows.

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

We do not engage in hedging activities, but do have a derivative instrument treated as a liability whose value is measured on a recurring basis (see "Fair Value Instruments" and "Derivative Liability on Warrants" included herein).

Fair Value Instruments

On March 2, 2015, the Company entered into a convertible loan agreement with Alpha Capital Anstalt (Alpha") (See NOTE 6 - NOTES PAYABLE, Convertible Debentures). In connection with the loan, the Company granted Alpha complex warrants with certain "down round" protection. As such, they are treated as a derivative liability and were valued using a binomial lattice-based option valuation model using holding period assumptions developed from the Company's business plan and management assumptions, and expected volatility from comparable companies including OTC Pink® and small-cap companies. Increases or decreases in the Company's share price, the volatility of the share price, changes in interest rates in general, and the passage of time will all impact the value of these warrants. The Company re-values these warrants at the end of each reporting period and any changes are reflected as gains or losses in current period results.

(See NOTE 8 - DERIVATIVE LIABILITY ON WARRANTS).

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

Restricted Cash

As part of the June 2013 financing with Bridge Bank, National Association (see "Acquisition Note Payable" herein), the Company agreed to maintain in a restricted cash account all proceeds, less debt service and approved expenses, generated by our Powerhouse One subsidiary. Such account provides a minimum of $85,650 replacement reserve ("module reserve") on solar panels found to be defective and potentially not covered under the 25-year manufacturer's warranty. Funds in excess of the module reserve may be accessed by the Company whenever the debt service coverage ratio is greater than or equal to 1.1:1.0.

Accounts Receivable

Accounts receivable are stated at amounts management expects to collect from outstanding balances. Management provides for probable uncollectible amounts through a charge to earnings and a credit to a valuation allowance based on its assessment of individual accounts. No allowance has been recorded in the accompanying financial statements.

Solar Arrays

Solar arrays are stated at historical cost, net of accumulated depreciation. Depreciation is computed using the straight-line method over the remaining estimated useful lives of the assets. The estimated useful lives of solar arrays are 25 years from the date first placed in service. Accumulated depreciation was $572,389 and $496,894 at March 31, 2015 and December 31, 2014, respectively. During the construction period, all costs and expenses related to the development and construction of a project, excluding administrative expenses, are recorded as construction in process.

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

Equity Transaction Fair Values

The estimated fair value of our Common Stock issued in share-based payments is measured by the more relevant of (1) the prices received in private placement sales of our stock or, (2) the Company's publically-quoted market price.  We estimate the fair value of simple warrants and stock options when issued or, in the case of issuances to non-employees, when vested, using the Black-Scholes option-pricing ("Black-Scholes") model that requires the input of subjective assumptions.  When valuing more complex warrants, options, or other derivative equity instruments, we use a binomial lattice-based option pricing model or Monte Carlo option pricing model, whichever management deems more appropriate in the circumstances. Recognition in stockholders’ equity and expense of the fair value of stock options awarded to employees is on the straight-line basis over the requisite service period.  Subsequent changes in fair value are not recognized.

Net Income (Loss) per Share

Basic net income or loss per share is computed by dividing the net income or loss attributable to common stockholders for the period by the weighted average number of shares of Common Stock outstanding for the period. Diluted income per share reflects the potential dilution of other potential issuances of Common Stock including shares to be issued upon exercise of options and warrants and upon conversion of convertible debt and preferred stock. Potentially dilutive shares are not included in the event of a loss as the effect of doing so would be anti-dilutive. As of March 31, 2015, options to purchase 765,590 shares, warrants to purchase 276,513 shares of our Common Stock, and 467,500 shares issuable upon the conversion of convertible notes payable have been excluded from the calculation of diluted loss per share, as their effect would have been anti-dilutive. As of March 31, 2014, options to purchase 402,833 shares and warrants to purchase 587,592 shares of our Common Stock have been excluded from the calculation of diluted loss per share as their effect would have been anti-dilutive.

NOTE 3 - LIABILITIES ARISING FROM REVERSE MERGER

Liabilities arising from the reverse merger represent long term real estate leases which had been abandoned, general unsecured liabilities, commercial liens, and tax liens filed with various states all associated with the Company’s pre-reverse merger operations, which were unknowingly assumed in the March 2011 reverse merger transaction. The statute of limitations for most of such liabilities is five years and for most liens is ten years, subject to renewal at the lien holders’ option, depending upon the jurisdiction.  Although the liens accrue interest at between 8% and 12% per year, the Company has ceased accruing interest as it believes the liability recorded to date is adequate to cover the ultimate claims that may, one day, be presented. Liabilities not associated with a lien have been accrued based upon management’s estimation of the amount to be paid.  Liabilities associated with a lien have been accrued at face value.  Management believes all such liabilities have been indemnified by Pegasus Funds, LLC (and/or its affiliates or related parties) to which (including its assigns) the Company issued 534,654 shares of its common stock as part of the reverse merger transaction.  However, as the Company is obligor, the Company has recorded the liability.  To date, only one lien holder has approached the Company concerning payment.  Such lien holder is pursuing the former management of the Company first through litigation.  To the extent such lien holder recovers the liability from the former management, the lien against the Company will be reduced.

In March 2015, the Company entered into a settlement agreement with Pegasus Funds LLC ("Pegasus") regarding its indemnification of the Company in regards to the Legacy Liabilities. In the settlement agreement, the Company agreed to accept the return of 214,154 shares of the original 534,654 shares of its Common Stock issued to Pegasus and its principals and affiliates in acquiring the shell company, Kupper Parker Communications, Inc., which later became Principal Solar, Inc. As the shares of Common Stock were initially issued in a common stock for preferred stock share exchange with Pegasus, the shares returned by Pegasus will be cancelled without further accounting recognition. Cancellation of the shares will be recognized for accounting purposes once they are received from Pegasus.

In the settlement with Pegasus, the Company preserved its rights to pursue the individual(s) serving as officers of Kupper Parker Communications, Inc. prior to the exchange of shares, who had agreed in the Exchange Agreement to "satisfy and assume liability for the payment of any additional liabilities not identified" in the agreement. In April 2015 the Company filed a lawsuit against the remaining individual serving as an officer of Kupper Parker Communications, Inc. prior to the exchange of shares seeking an amount of $991,371 plus accruing interest and legal fees. Any recovery from the lawsuit is uncertain at this time, and such recovery would in no way diminish our potential obligation to third parties.

NOTE 4 - COMPENSATION PAYABLE

Certain members of the management team have deferred payment of their compensation for the benefit of the Company.  No interest is accrued on such deferral and no formal terms of payment have been established.

NOTE 5 - ACQUISITIONS

Principal Sunrise IV (fka "IS 46") (pending)

In November 2014, the Company entered into a Membership Interest Purchase Agreement ("MIPA") with Innovative Solar Systems, LLC, a solar developer operating primarily in North Carolina, to acquire Innovative Solar 46, LLC ("PS IV"), the owner of a 78.5mw AC solar project to be built in Cumberland County, North Carolina. PS IV holds a single and intangible asset, a 15-year PPA with Duke Energy Progress, Inc. PS IV does not have, nor has it ever had, any other assets, any liabilities, any employees, any revenues, or any operations of any kind. As such, PS IV is not a "business" as defined in the accounting literature, and it has no historical financial statements. PSI agreed to pay Innovative Solar Systems, LLC $6,280,000 for 100% of the membership interest of PS IV in a series of payments of approximately $300,000 per month between execution of the MIPA and the financial close (the point at which all project financing is arranged), and a balloon payment at financial close sufficient to having cumulatively paid 70% of the $6,280,000 price. The remaining 30% of the purchase price will be paid in installments of $150,000 per month through the project's commercial operation date. At March 31, 2015, a total of $2,070,000 has been paid to date, and failure by the Company to make any of the future scheduled payments may result in the loss of all payments made through such date. The Company is working with engineering and construction firms on final designs, and the total cost of the project based upon the preliminary work is expected to be approximately $173 million, including an estimated $10 million from a public offering in progress. The Company is in discussion with multiple parties to provide the acquisition, construction, and permanent financing for the project, however, no assurance can be given that adequate financing on terms acceptable, or even available, to the Company will be obtained. Closing of the acquisition is expected to occur no later than June 3, 2015, and construction is expected to be completed in late 2015.

Principal Sunrise V (fka "IS 42") (pending)

On March 2, 2015, the Company entered into a MIPA with Innovative Solar Systems, LLC, a solar developer operating primarily in North Carolina, to acquire Innovative Solar 42, LLC ("PS V"), the owner of a 72.9mw AC solar project to be built in Fayetteville, North Carolina. PS V holds a single and intangible asset, a 10-year power purchase agreement ("PPA") with Duke Energy Progress, Inc. PS V does not have, nor has it ever had, any other assets, any liabilities, any employees, any revenues, or any operations of any kind. As such, PS V is not a "business" as defined in the accounting literature, and it has no historical financial statements. PSI agreed to pay Innovative Solar Systems, LLC $5,832,000 for 100% of the membership interest of PS V in a series of payments of approximately $300,000 per month between execution of the MIPA and the financial close (the point at which all project financing is arranged), and a balloon payment at financial close sufficient to having cumulatively paid 70% of the $5,832,000 purchase price. The remaining 30% of the purchase price will be paid in installments of $150,000 per month through the project's commercial operation date. At March 31, 2015, a total of $870,000 has been paid to date, and failure by the Company to make any of the future scheduled payments may result in the loss of all payments made through such date. The Company is working with engineering and construction firms on final designs, and the total cost of the project based upon the preliminary work is expected to be approximately $150 million including an estimated $5 million from a public offering in progress. The Company is in discussion with multiple parties to provide the acquisition, construction, and permanent financing for the project, however, no assurance can be given that adequate financing on terms acceptable, or even available, to the Company will be obtained. Closing of the acquisition is expected to occur no later than August 30, 2015, and construction is expected to be completed in early 2016.

NOTE 6 - NOTES PAYABLE

Acquisition Note Payable

On June 17, 2013, Powerhouse One, LLC secured financing of $5,050,000 from Bridge Bank, National Association to acquire the membership interest (and the underlying solar arrays) of co-sellers, Vis Solis, Inc., a Tennessee limited liability company, and AstroSol, Inc., a Tennessee corporation. The note matures on June 17, 2017, and bears a fixed interest rate of 7.5% annually. Interest is paid monthly and principal is paid quarterly beginning in September 2013 based on an 11-year amortization schedule. Covenants include the maintenance of a restricted cash account, routine reporting, and a minimum debt service coverage ratio calculated separately for Powerhouse One of not less than 1.10:1, measured quarterly following the first anniversary of the debt. The debt also restricts the payment of dividends, and it is secured by all the assets of Powerhouse and further guaranteed by Principal Solar, Inc.

In conjunction with the acquisition note payable, warrants to purchase 37,763 shares of Common Stock were issued to Bridge Bank with an exercise price of $4.00 and a contractual life of 10 years. The value of the warrants issued in connection with this debt, as determined using the Black-Scholes model, was $81,449 and is recorded as a discount to the debt. The discount is being amortized as interest expense over the life of the note.

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

Convertible Debenture

On March 2, 2015, the Company entered into a convertible loan agreement with Alpha Capital Anstalt ("Alpha") to borrow $1,250,000 (the "Loan"). The Loan is convertible into shares of Common Stock at a rate of $4.00 per share, bears interest at a rate of 8.0% per annum, all principal and interest is due on September 2, 2015, and the loan is secured by the assets of the Company and its subsidiaries (excluding Powerhouse One and all interest in its operations, its assets, and proceeds or distributions therefrom). The loan also contains certain "down round" protection that, due to the loan's short maturity, the prohibition in the debenture of issuing further debt, and managements assessment of the probability of issuing future convertible debt below $4.00 as remote, no separate value has been assigned to this aspect of the debt. The principal and accrued interest amounts on the Loan are convertible at any time into shares of Common Stock at a rate of $4.00 per share. In connection with the Loan, the Company granted Alpha 234,375 warrants (See NOTE 8 - DERIVATIVE LIABILITY ON WARRANTS).

Convertible Notes Payable, Related Parties

In June 2014, the Company issued convertible notes of $250,000 each to two of its Board members, Messrs. Heller and Marmol, to fund deposits on potential future acquisitions. Such potential acquisitions remain subject to significant uncertainties including due diligence, obtaining construction and permanent financing, and negotiating PPAs, developer agreements, and interconnection agreements. The notes bear interest at a rate of 18% per year and matured on December 5, 2014, and all principal and interest was due at maturity. Principal and interest is payable in cash or shares of Common Stock, at the option of the holder, at a conversion price of $4.00 per share. The notes were secured pursuant to a security agreement by the Company's interest in the otherwise unencumbered net cash flow, if any, from the operations of its Powerhouse One subsidiary. The Company may prepay the notes at any time, but the holders of the notes were guaranteed to receive a minimum of six months interest on the notes.

On February 27, 2015 (made effective on the original maturity date), the notes were modified to extend the maturity date to September 30, 2015, to reduce the interest rate from 18% to 12% per annum, and to eliminate all collateral securing the notes. All other aspects of the notes remained unchanged.

On December 1, 2014, Michael Gorton, the Company's Chief Executive Officer, loaned to the Company pursuant to a convertible promissory note the amount of $130,000. The note initially would have matured on June 30, 2015, bears interest at a rate of 12% per annum, is convertible into shares of our Common Stock at a price of $6.00 per share, and was secured by a claim on proceeds, if any, of a solar project being acquired (PS IV). The notes can be prepaid at any time prior to maturity without penalty. On February 27, 2015, the note was modified to extend the maturity date to September 30, 2015, and eliminate all collateral securing the note. All other aspects of the note remained unchanged.

In January 2015, the Company issued a convertible note to an unrelated party in the amount of $50,000. The note bears interest at a rate of 12% per year and matures on July 31, 2015, and all principal and interest is due at maturity. Principal and interest is payable in cash or shares of Common Stock, at the option of the holder, at a conversion price of $6.00 per share. The notes are secured pursuant to a security agreement by our interest in proceeds, if any, stemming from our interest in PS IV. The Company may prepay the notes at any time without penalty.

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

Installation	Location	kW	Date	Term	Rent
Powerhouse One	Fayetteville, TN	3,000	Aug 2011	20 yr. + 2 5-yr renewals	4% of revenue
SunGen StepGuys	Alfred, ME	110	Sep 2009	25 yr. + 2 25-yr renewals	None

The Company recognized expenses of $6,645 and $4,258 in rent under the Powerhouse One lease in the three months ended March 31, 2015 and 2014, respectively.

In each case, the Company is obligated to remove such installations at the end of the lease terms. As the expected termination dates are decades off; there is little experience de-installing solar arrays anywhere in the world; and, costs are expected to be minimal; such removal costs have not been separately accounted for.

The Company maintains its headquarters in Dallas, Texas pursuant to a month-to-month lease at a cost of $500 per month.

NOTE 8 - DERIVATIVE LIABILITY ON WARRANTS

On March 2, 2015, the Company issued warrants to purchase 234,375 shares of Common Stock with a 66-month contractual term to Alpha Capital Anstalt in connection with the issuance of convertible debentures (See NOTE 6 "CONVERTIBLE DEBENTURE"). The warrants were immediately exercisable into the Company’s Common Stock with an exercise price of $6.00 per share. However, as the warrants have “down round” protection, they are treated as a derivative liability and were valued using a binomial lattice-based option valuation model using holding period assumptions developed from the Company's business plan and management assumptions, and expected volatility from comparable companies including OTC Pink® and small-cap companies. Increases or decreases in the Company's share price, the volatility of the share price, changes in interest rates in general, and the passage of time will all impact the value of these warrants. The Company re-values these warrants at the end of each reporting period and any changes are reflected as gains or losses in current period results.

Input assumptions on the issuance date were as follows:

Estimated fair value	$6.77
Expected life (years)	5.51
Risk free interest rate	1.65%
Volatility	146.11%

The fair value of the warrant derivative liability outstanding as of March 31, 2015, was determined using "Level 2 Observable Inputs" as defined in ASC 820, entitled "Fair Value Measurement".

The following table sets forth a summary of changes in fair value of the warrants in 2015:

Beginning balance December 31, 2014	$-
Derivative warrants issued	1,586,884
Change in fair value included in net loss	(317,669)
Balance at March 31, 2015	$1,269,215

In this issuance of convertible debentures and warrants, done at arm's length between unrelated parties, the value of the warrants alone exceeded the proceeds received. The Company's need for ongoing financing made the transaction attractive, despite the economics. The application of FASB Topic 820 entitled "Fair Value Measurement", resulted in a loss on the date of issuance of $336,884, offset by a subsequent gain of $317,669 stemming from the subsequent movement in the price of our Common Stock, together resulting in a net loss on derivative liability warrants of $19,215 or the period ended March 31, 2015.

NOTE 9 – CAPITAL STOCK

Preferred Stock

The Company has authorized 100,000,000 shares of $.01 par value Class A preferred stock but had none outstanding during the periods covered in the accompanying financial statements.

Common Stock

The Company has authorized 300,000,000 shares of $.01 par value Common Stock, and it trades on the OTC Pink® under the symbol “PSWW.”  Holders of our Common Stock are entitled to one vote per share and receive dividends or other distributions when, and if, declared by our Board of Directors.  In addition to shares outstanding, we have reserved 966,090 shares for issuance upon exercise of equity incentive awards with options to purchase 765,590 shares of Common Stock granted to date.

Stueben Investment

Effective June 14, 2013, the Company entered into a Subscription Agreement with Steuben Investment Company II, L.P. (“Steuben”).  Pursuant to the subscription agreement, Steuben purchased 727,273 shares of the Company’s common stock for an aggregate of $1,600,000 or $2.20 per share. As additional consideration in connection with the subscription, the Company granted Steuben warrants to purchase 545,455 shares of the Company’s common stock with an exercise price of $4.00 per share and a term of 10 years.  The Company also provided Steuben registration rights whereby the Company was required to file a registration statement and take all necessary actions to maintain the availability of Rule 144 for a period of two years following its effective date. The registration statement became effective on February 3, 2015.

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

Stock Options

The Company maintains the 2014 Equity Incentive Plan (the "Plan"), pursuant to which 716,090 shares of Common Stock were had previously been reserved for issuance. In January 2015, the Board of Directors reserved an additional 250,000 shares of Common Stock pursuant to the Plan and 765,590 of the total 966,090 reserved have been issued to date.

2015 Grants

In February 2015, the Company granted 6,250 options to acquire shares of Common Stock having an exercise price of $6.00 per share, a 10-year term, and immediate vesting to each of five directors as a discretionary bonus. The options were valued using the Black-Scholes model and the resulting equity-based compensation expense included in general and administrative expenses for 2015 was $187,500. The Company also granted in February 2015 options to acquire 6,000 shares of Common Stock to each of two advisors. The options have an exercise price of $6.00 per share, immediate vesting, and expiration dates extending to 5-years based upon their continued service of two years from the grant date. The options were valued using the Black-Scholes model and the resulting equity-based compensation expense included in general and administrative expenses for 2015 was $72,000. Finally, the Company granted to a consultant in February 2015 options to acquire 6,250 shares of Common Stock. The options have an exercise price of $6.00 per share, immediate vesting, and expiration dates extending to 10-years based upon continued service of three years from the date of grant. The options were valued using the Black-Scholes model and the resulting equity-based compensation expense included in general and administrative expenses for 2015 was $37,500.

As the Company does not have a significant history of post vesting exercises to estimate an expected life of the option, the simplified method was used wherein the expected life becomes the mid-point of the options vesting date and their contractual life. The valuation of all of the option issuances above were based upon the following parameters:

Estimated fair value	$6.00
Expected life (years)	2.5 to 5
Risk free interest rate	0.52 to 1.28%
Volatility	207.45%

Warrants

The Company had 276,513 warrants outstanding at March 31, 2015, including 37,763 issued to Bridge Bank, National Association (Note 6), 234,375 issued to Alpha Capital Anstalt (Note 8), and 4,375 issued to various advisors in earlier years. The weighted average exercise price of outstanding warrants is $5.68 per share

NOTE 10 - NONCONTROLLING INTEREST

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

The following table sets forth the activity in the noncontrolling interest equity account during 2015:

Balance December 31, 2014	$832,711
Earnings allocated to noncontrolling interest	6,483
Balance March 31, 2015	$839,194

NOTE 11 – RELATED PARTY TRANSACTIONS

Other than the Board member options described herein in a note entitled "Stock Options,” the issuance of convertible notes described herein in the note entitled "Convertible Notes Payable, Related Parties", no other related party transactions occurred during the three months ended March 31, 2015 and 2014.

NOTE 12 - TAXES

Our estimated $8,258,355 federal income tax net operating loss carryover expires over the period from 2030 through 2034. Our federal and state income tax returns are no longer subject to examination for years before 2011. We have taken no tax positions that, more likely than not, may not be realized.

The Company has established a valuation allowance to fully reserve the net deferred tax assets in the accompanying financial statements, due to the uncertainty of the timing and amounts of future taxable income.

NOTE 13 - COMMITMENTS AND CONTINGENCIES

The Company may be subject to rescission rights from certain investors who purchased shares of our common stock based on their review of the presentation which we furnished as Exhibit 99.1 to our Current Report on Form 8-K, filed with the Securities and Exchange Commission on May 5, 2014, which may have constituted a communication of an “offer to sell” as described in Section 5(c) of the Securities Act of 1933, as amended (the “Securities Act”) in violation of Section 5 of the Securities Act. If a claim were brought by any recipients of such presentation and a court were to conclude that such presentation constituted a violation of Section 5 of the Securities Act, we could be required to repurchase the shares sold to the investors who reviewed such presentation at the original purchase price, plus statutory interest from the date of purchase, for claims brought during a period of one year from the date of their purchase of common stock. We could also incur considerable expense in contesting any such claims. The prospectus included in the Form S-1/A and dated October 20, 2014, included an additional risk factor stating:

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

NOTE 14 - SUBSEQUENT EVENT

On May 6, 2015, the Company contracted to issue, in two separate tranches, 500,000 shares of its $.01 par value Series A Preferred stock ("Series A Preferred") to an unrelated investor at a purchase price of $4.00 per share, that will result in proceeds to the Company of $2,000,000. The preferred shares have a dividend rate of 12% per annum and, along with accrued dividends, are convertible into shares of our Common Stock at a price of $4.00 per share at any time on or before the third day following the receipt of proceeds from the Company's current public offering. If the shares are not converted by the holder during that time, the Company shall redeem the shares at face value plus accrued dividends from the proceeds of the public offering.

The first tranche of $1,000,000 was funded on May 6, 2015. The second tranche of $1,000,000 will be funded when a) the Registration Statement, as may be amended, is declared effective by the Securities and Exchange Commission, and b) the Company presents to the holder financing commitments to construct and operate one of our two announced solar projects, PS IV.

In connection with the issuance, the Company granted the holder warrants to purchase 375,000 shares of its Common Stock, also in two tranches, at a purchase price of $6.00 per share.

Use of proceeds from the issuance is limited to repayment of a certain convertible note outstanding in the amount of $50,000, development of PS IV and PS V, and general corporate purposes. The Company agreed to deliver subordination agreements regarding convertible notes held by related parties, and the incurrence of additional debt or issuance of additional equity instruments superior to the Series A Preferred, the payment of dividends, or the repurchase of our Common shares is prohibited.

If the Company's current public offering is not completed on or before July 1, 2015, the Company agreed to aggressively seek strategic alternatives including, without limitation, marketing the Company to a private equity group, seeking out a strategic purchaser, seeking a merger of equals, or selling its interest in one or more of the solar projects.

Funding of the initial tranche occurred pursuant to a binding term sheet, and the parties have agreed to work together in good faith to negotiate and execute definitive transaction documents on or before May 15, 2015.

ITEM 2 MANAGEMENT’S DISCUSSION AND ANALYSIS OF FINANCIAL CONDITION AND RESULTS OF OPERATIONS

This Item 2 should be read in the context of the information included in our Registration Statement on Form S-1 filed with the Securities and Exchange Commission, as amended, and elsewhere in this Quarterly Report, including our financial statements and accompanying notes in Item 1 of this Quarterly Report.

BUSINESS

Our primary objective is to build a significant, innovative and valuable solar company. We are currently employing our business expertise, our Board of Directors, advisory team and employee expertise with the goal of accelerating growth in an industry that we believe is ripe for consolidation today based upon our management’s observation that the solar industry has many unrelated participants (i.e., that it is "fragmented"), our observation of the industry's rapid expansion and growing acceptance of solar generation, and the observable declining costs for solar panels and inverters. These observations have caused us to believe the solar industry is on the brink of building very large scale projects in the next two to three years due to the number of projects currently proposed. The Company plans to:

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

3.

Develop new commercial utility-scale solar projects leveraging our existing partnerships and relationships and those of our Board members and advisors, many of whom have spent decades in management roles within the traditional utility or energy industries, to make introductions to solar project developers, financiers, and utility industry executives with whom we hope to negotiate power purchase agreements, interconnection agreements, and other agreements.

4.

Build an entity capable of creating innovative large-scale solar projects by hiring capable and experienced engineers and engaging developers experienced in the design and construction of large-scale solar projects, both domestically and abroad; by hiring capable executives in accounting, legal, real estate, etc., necessary to manage such an endeavor; and by obtaining financing from commercial banks, non-bank lenders (assuming such financing is available), and one or more public or private offerings of our equity securities in combination sufficient to fund the project. We expect such financing needs could fall within the range of $1.5 to $2.0 billion, which funding may not be available on favorable terms, if it all.

To date, we have completed the acquisition of four entities (including three solar power production companies).  We have begun to create what we call the “world’s first distributed solar utility” - although there are many individual solar projects in operation throughout the world, we don’t believe that anyone has previously attempted to bring together multiple, disparate, geographically diverse solar projects under common ownership thereby building a complete utility-scale solar power generation company. Our business plan begins with a rollup strategy.  We are in the process of acquiring cash flow positive solar assets from around the country with the goal of consolidating those assets into a distributed generation business. We utilize a partnership strategy that leverages creative deal making expertise and our team of energy industry personnel with significant experience in the industry.

Our strategy is to couple fifty years of electric utility expertise with business expertise, entrepreneurial innovation, financial know-how, and solar engineering to create a new era in electricity generation.  We hope to become the recognized leader in solar energy delivery by consolidating a significant share of the fragmented solar market to gain significant momentum and, when grid parity (i.e., solar power being as expensive if not cheaper than traditionally generated energy) has arrived, building large scale projects with an ultimate goal of generating gigawatts (GW) of cost effective, clean electricity with the goal of stabilizing electrical prices and preserving natural resources.

COMPARISON OF OPERATING RESULTS

Three Months Ended March 2015 and 2014

(all amounts rounded)

Power generation revenue was $184 thousand in 2015 compared to $217 thousand in 2014, down simply due to climatic factors and weather patterns in the Tennessee regions where our largest facility, Powerhouse One, operates. Direct operating costs, primarily depreciation and other fixed costs, were little changed.

The increase in general and administrative expenses of approximately $484 thousand was comprised of increased equity compensation (non-cash) expense of $370 thousand resulting from option grants to executives, members of the Board of Directors, contractors, and advisors; increased consulting and professional fees resulting from the addition of a financial analyst supporting fundraising activities ($29 thousand) and increased general legal fees ($14 thousand); increased public company costs including audit ($21 thousand), legal ($14 thousand), investor relations expenses ($47 thousand), each stemming from an overall increase in activity, and filings fees stemming from the many SEC filings in 2015 ($17 thousand) and other expense increases and decreases netting to $10 thousand. These increases were partially offset by a decrease in public relations costs of $38 thousand as our activities shifted more from public relations to investor relations.

Interest expense increased to $333 thousand in 2015 from $110 thousand in 2014, an increase of $223 thousand. The increase was comprised of $37 thousand increase in expense for the addition of convertible notes and debentures payable, $201 thousand amortization of the discount on convertible debenture resulting from the valuation of the related warrants issued in connection with the debenture, offset by a decrease stemming from the cessation of interest accrual on legacy liabilities ($12 thousand) and a reduced amount outstanding on the acquisition note payable ($3 thousand). The remaining discount on the convertible debenture at March 31, 2015, of $1,048,611 will be amortized as interest expense in the second and third quarters of 2015 as the loan matures in September 2015.

LIQUIDITY AND CAPITAL RESOURCES

Sources of Liquidity and Trends In Liquidity

Other than funds acquired recently through the private placements of debt and equity securities and our repeatedly demonstrated ability to raise capital, we are not aware of any trends that are expected to result in an increase in our liquidity. Cash flows from existing revenue sources do not cover the costs of administering our business and our monthly net cash flow reflects a deficit of between $150,000 and $200,000 each month. We also expect the need for additional funds to increase as we seek additional acquisitions and meet our increasing reporting obligations (which will increase our quarterly operating expenses in connection with costs relating to the preparation of and filing of periodic reports, financial statements and other disclosures and filings with the Securities and Exchange Commission, which we estimate in the amount of $100,000 per quarter), and provide for the ongoing payments for our pending acquisitions until permanent financing is arranged, an additional $900,000 to $1,000,000 per month.

As is typical in early-stage companies, our liquidity and capital resources are limited. As such, we are highly dependent upon our ability to raise money in one or more private placements of equity securities in order to continue our operations and pursue our business plan. If we are unable to acquire additional funding to support our ongoing funding requirements, we may be required to curtail or cease operations.

To date, we have funded our operations primarily through private placements of common stock and convertible debt securities.  Since the date of the reverse merger with Principal Solar Texas, we have sold 2,085,004 shares of our common stock for aggregate proceeds of $8,453,041. These sales of our common stock reflect issuance prices ranging from $2.20 to $6.76 per share (weighted average of $4.05). In addition, we have sold convertible debt yielding gross proceeds of $1,930,000. Although we have successfully financed our operations through the issuance of common stock and convertible debt to date, we cannot be assured that we will be able to continue to be successful in financing our operations in the future.

Like the most recent completed acquisition (Powerhouse One), future acquisitions are expected to be separately financed and self-supporting from a cash flow perspective. As such, proceeds from the recent private placements of our equity securities are used primarily to support the Company's administrative needs and due diligence efforts in furtherance of its business plan.

Within the second quarter of 2015, convertible notes and debentures totaling $1,930,000 will come due. Unless converted, in whole or in part, in up to 467,500 shares of our Common Stock, the Company will rely upon proceeds from its current public offering to settle those debts. No assurance is given that such planned public offering will be successful, and failure to realize sufficient proceeds from the offering to settle the debts and otherwise pursue the Company's business strategy could result in the cessation of operations.

Possible Violations of the Securities Act of 1933

The Company may have contingent liability arising out of possible violations of the Securities Act in connection with the presentation which we furnished as Exhibit 99.1 to our Current Report on Form 8-K, filed with the Securities and Exchange Commission on May 5, 2014. Specifically, the furnishing of the presentation publicly may have constituted an “offer to sell” as described in Section 5(c) of the Securities Act. Any liability would depend upon the number of shares purchased by investors who reviewed such presentation that may have constituted a violation of Section 5 of the Securities Act. If a claim were brought by any such recipients of such presentation and a court were to conclude that the public disclosure of such presentation constituted a violation of Section 5 of the Securities Act, we could be required to repurchase the shares sold to the investors who reviewed such presentation at the original purchase price, plus statutory interest from the date of purchase, for claims brought during a period of one year from the date of their purchase of common stock. We could also incur considerable expense in contesting any such claims. As of the date of this filing, no legal proceedings or claims have been made or threatened by any investors in the Company’s offering. Such payments and expenses, if required, could significantly reduce the amount of working capital we have available for our operations and business plan, delay or prevent us from completing our plan of operations, or force us to raise additional funding, which funding may not be available on favorable terms, if at all. See also the “Risk Factor” entitled “We may have contingent liability arising out of possible violations of the Securities Act of 1933, as amended, in connection with the presentation which we furnished as Exhibit 99.1 to our Current Report on Form 8-K, filed with the Securities and Exchange Commission on May 5, 2014” herein.

OFF-BALANCE SHEET ARRANGEMENTS

Principal Sunrise IV (fka "IS 46") (pending)

In November 2014, the Company entered into a Membership Interest Purchase Agreement ("MIPA") with Innovative Solar Systems, LLC, a solar developer operating primarily in North Carolina, to acquire Innovative Solar 46, LLC ("PS IV"), the owner of a 78.5mw AC solar project to be built in Cumberland County, North Carolina. PS IV holds a single and intangible asset, a 15-year PPA with Duke Energy Progress, Inc. PS IV does not have, nor has it ever had, any other assets, any liabilities, any employees, any revenues, or any operations of any kind. As such, PS IV is not a "business" as defined in the accounting literature, and it has no historical financial statements. PSI agreed to pay Innovative Solar Systems, LLC $6,280,000 for 100% of the membership interest of PS IV in a series of payments of approximately $300,000 per month between execution of the MIPA and the financial close (the point at which all project financing is arranged), and a balloon payment at financial close sufficient to having cumulatively paid 70% of the $6,280,000 price. The remaining 30% of the purchase price will be paid in installments of $150,000 per month through the project's commercial operation date. A total of $2,370,000 has been paid to date, and failure by the Company to make any of the future scheduled payments may result in the loss of all payments made through such date. The Company is working with engineering and construction firms on final designs, and the total cost of the project based upon the preliminary work is expected to be approximately $173 million, including an estimated $10 million from a public offering in progress. The Company is in discussion with multiple parties to provide the acquisition, construction, and permanent financing for the project, however, no assurance can be given that adequate financing on terms acceptable, or even available, to the Company will be obtained. Closing of the acquisition is expected to occur no later than June 3, 2015, and construction is expected to be completed in early 2016.

Principal Sunrise V (fka "IS 42") (pending)

On March 2, 2015, the Company entered into a MIPA with Innovative Solar Systems, LLC, a solar developer operating primarily in North Carolina, to acquire Innovative Solar 42, LLC ("PS V"), the owner of a 72.9mw AC solar project to be built in Fayetteville, North Carolina. PS V holds a single and intangible asset, a 10-year power purchase agreement ("PPA ") with Duke Energy Progress, Inc. PS V does not have, nor has it ever had, any other assets, any liabilities, any employees, any revenues, or any operations of any kind. As such, PS V is not a "business" as defined in the accounting literature, and it has no historical financial statements. PSI agreed to pay Innovative Solar Systems, LLC $5,832,000 for 100% of the membership interest of PS V in a series of payments of approximately $300,000 per month between execution of the MIPA and the financial close (the point at which all project financing is arranged), and a balloon payment at financial close sufficient to having cumulatively paid 70% of the $5,832,000 purchase price. The remaining 30% of the purchase price will be paid in installments of $150,000 per month through the project's commercial operation date. A total of $870,000 has been paid to date, and failure by the Company to make any of the future scheduled payments may result in the loss of all payments made through such date. The Company is working with engineering and construction firms on final designs, and the total cost of the project based upon the preliminary work is expected to be approximately $150 million including an estimated $5 million from a public offering in progress. The Company is in discussion with multiple parties to provide the acquisition, construction, and permanent financing for the project, however, no assurance can be given that adequate financing on terms acceptable, or even available, to the Company will be obtained. Closing of the acquisition is expected to occur no later than August 30, 2015, and construction is expected to be completed in early 2016.

CRITICAL ACCOUNTING POLICIES

We use estimates throughout our statements and changes in estimates could have a material impact on our operations and financial position. We consider an accounting estimate to be critical if: (1) the estimate requires us to make assumptions about matters that are highly uncertain at the time the estimate is made or (2) changes in the estimate are reasonably likely to occur from period to period, or use of different estimates we reasonably could have used in the current period, would have a material impact on our financial condition or results of operations.

There have been no changes in the critical accounting policies disclosed in our Annual Report on Form 10-K filed March 17, 2015.

ITEM 3       QUANTITATIVE AND QUALITATIVE DISCLOSURES ABOUT MARKET RISK

Our primary market risk is the continued acceptance of our debt and equity securities, the sale of which is necessary to finance our administrative and acquisition-related needs. See "Liquidity and Capital Resources" in Item 2 herein. There have been no changes in management's assessment of its risk as disclosed in our Annual Report on Form 10-K filed March 17, 2015.

ITEM 4       CONTROLS AND PROCEDURES

Disclosure Controls and Procedures

Disclosure controls and procedures are designed to ensure that information required to be disclosed in our reports filed or submitted under the Securities Exchange Act of 1934 (the "Exchange Act") is recorded, processed, summarized, and reported within the time period specified in the SEC's rules and forms and is accumulated and communicated to the Company's management, as appropriate, in order to allow timely decisions in connection with required disclosure.

Evaluation of Disclosure Controls and Procedures

The Company's principal executive officer and its principal financial officer carried out an evaluation of the effectiveness of the design and operation of the Company's disclosure controls and procedures (as such term is defined in Rules 13a-15(e) and 15d-15(e) under the Exchange Act) as of March 31, 2015, pursuant to Exchange Act Rule 13a-15. Based upon that evaluation, the Company's Chief Executive Officer and Chief Financial Officer concluded the Company's disclosure controls and procedures were effective as of March 31, 2015.

Changes In Internal Controls Over Financial Reporting

There were no changes in our internal controls over financial reporting during the three months ended March 31, 2015, that have materially affected, or are reasonably likely to materially affect, our internal controls over financial reporting. See Risk Factors in Part II item 1A herein.

Limitations on the Effectiveness of Controls

The Company’s disclosure controls and procedures are currently providing the Company’s Chief Executive Officer and Chief Financial Officer with reasonable assurances that the Company’s disclosure controls and procedures will achieve their objectives. The Company’s management does not expect that the Company’s disclosure controls and procedures or the Company’s internal control over financial reporting can or will prevent all human error. A control system, no matter how well designed and implemented, can provide only reasonable, not absolute, assurance that the objectives of the control system are met. Furthermore, the design of a control system must reflect the fact that there are internal resource constraints, and the benefit of controls must be weighed relative to their corresponding costs. Because of the limitations in all control systems, no evaluation of controls can provide complete assurance that all control issues and instances of error, if any, within the Company’s financial statements are detected. These inherent limitations include the realities that judgments in decision-making can be faulty, and that breakdowns can occur due to human error or mistake. Additionally, controls, no matter how well designed, could be circumvented by the individual acts of specific persons within the organization. The design of any system of controls is also based in part upon certain assumptions about the likelihood of future events, and there can be no assurance that any design will succeed in achieving its stated objectives under all potential future conditions.

We are a smaller reporting company and are required to comply with the internal control reporting and disclosure requirements of Section 404 of the Sarbanes-Oxley Act. Although we are working to comply with these requirements, we have limited financial personnel making compliance with Section 404 - especially with segregation of duty control requirements – very difficult, if not impossible, and cost prohibitive. While the SEC has indicated it expects to issue supplementary regulations easing the burden of Section 404 requirements for smaller reporting companies like us, such regulations have not yet been issued.

PART II

ITEM 1       LEGAL PROCEEDINGS

The descriptions of liabilities arising from the reverse merger in Note 3 and a potential securities violation described in note 13 of the Notes to Unaudited Consolidated Financial Statements in Part I Item 1 of this Quarterly Report is incorporated herein by reference.

ITEM 1A    RISK FACTORS

Additional risk factors not included in the Annual Report on Form 10-K filed with the SEC on March 17, 2015 include:.

The preparation of our financial statements involves use of estimates, judgments and assumptions, and our financial statements may be materially affected if our estimates prove to be inaccurate.

Financial statements prepared in accordance with U.S. GAAP require the use of estimates, judgments, and assumptions that affect the reported amounts. Different estimates, judgments, and assumptions reasonably could be used that would have a material effect on the financial statements, and changes in these estimates, judgments, and assumptions are likely to occur from period to period in the future. These estimates, judgments, and assumptions are inherently uncertain, and, if they prove to be wrong, then we face the risk that charges to income will be required. See “Management’s Discussion and Analysis of Financial Condition and Results of Operations” for a discussion of the accounting estimates, judgments, and assumptions that we believe are the most critical to an understanding of our business, financial condition, and results of operations.

The Company and its subsidiaries have had material weaknesses and significant deficiencies in our internal control over financial reporting that we have not addressed. Any material weaknesses or significant deficiencies in our internal controls could result in a material misstatement in our financial statements as well as result in our inability to file periodic reports timely as required by federal securities laws, which could have a material adverse effect on our business and stock price.

We are required to design, implement, and maintain effective controls over financial reporting. A material weakness is a deficiency, or a combination of deficiencies, in internal control over financial reporting such that there is a reasonable possibility that a material misstatement of a company's annual or interim financial statements will not be prevented or detected on a timely basis.

As of March 31, 2015, the Company and its subsidiaries had material weaknesses in their internal control over financial reporting that related to the adequacy of our financial and accounting organization support for our financial accounting and reporting needs. These weaknesses mainly resulted from a lack of sufficient personnel, and contributed to deficiencies related to: (1) proper segregation of duties to ensure adequate review of financial transactions; (2) written policies and procedures surrounding the accumulation and summarization of financial transactions; and (3) documentation evidencing the controls that do exist were operating effectively. As of the date of this filing, we have not remediated these material weaknesses.

We cannot be certain that in the future that we will not continue to have or identify new material weaknesses in our internal control over financial reporting or that we will successfully remediate any such material weaknesses. The Company and its subsidiaries may have weaknesses in our internal controls that could result in a material misstatement in our annual or interim consolidated financial statements, or cause us to fail to meet our obligations to file periodic financial reports with the SEC. Any of these failures could result in adverse consequences that could materially and adversely affect our business, including potential action by the SEC against us, possible defaults under our debt agreements, stockholder lawsuits, delisting of our stock and general damage to our reputation.

A significant portion of our revenues comes from only one solar installation.

Historically, more than 96% of our consolidated power generation revenue arose from our Powerhouse One solar installation under an index-priced PPA having a fixed premium of $0.12 per kilowatt hour ("kWh") over the GSA-1 scheduled rate (currently approximately $0.10 per kWh) through 2021, and a market rate based upon the then current GSA-1 scheduled rate for the remaining 10 years of the initial 20 year term ending in 2031. The buyer and counterparty of the PPA is Fayetteville Public Utility of Lincoln County Tennessee. A similar percentage of the accounts receivable also stems from this single relationship. As a result, if the installation were unable to generate power for any reason, our revenues would be significantly adversely affected. Additionally, once such PPA expires, if we are unable to enter into similar PPAs or otherwise generate revenues from other sources our results of operations will be materially adversely affected and the value of our common stock may decline in value.

We believe that certain prior corporate actions undertaken by us pursuant to the purported authority and approval of our preferred stock holders, including our March 2011 reverse stock split, were completed without effective stockholder approval and in violation of state statutes.

In March 2011, the Company paid approximately $89,007 to Pegasus Funds LLC (“Pegasus”) and issued two shares of Series A Super Voting Preferred Stock (the “Series A Preferred Stock”) for finding a public shell company, for structuring the Principal Solar Exchange Agreement, and as compensation for monies paid by Pegasus in connection with the renewal of the Company’s charter.  Among other powers provided to the Series A Preferred Stock by the Board of Directors was that each share of Series A Preferred Stock provided the holder thereof the right to vote a number of voting shares equal to the total number of shares of authorized common stock of the Company on any and all stockholder matters (effectively providing such Series A Preferred Stock stockholders majority voting control over the Company). Subsequently in March 2011, we, with the approval of our Board of Directors and the Series A Preferred Stock stockholders (purporting to vote a majority of our outstanding voting shares) affected a 1 for 40 reverse split of our outstanding shares such that, each share of common stock of the Company then outstanding, par value $0.01 per share was exchanged for one-fortieth (0.025) of a share of common stock, which reverse stock split became effective with FINRA on May 25, 2011.

In connection with the due diligence associated with the preparation and filing of a registration statement, it came to the attention of our current management (who were appointed subsequent to the purported approval of the reverse stock split by the holders of the Series A Preferred Stock as described above), that no preferred stock designation setting the preferences and rights (including the voting rights) of the Series A Preferred Stock was ever filed with the Secretary of State of New York (where the Company was then domiciled) and as such Pegasus, as the holder of the Series A Preferred Stock, did not obtain any valid voting rights associated with such Series A Preferred Stock or have any rights in connection therewith. Consequently, the purported approval by Pegasus of the reverse split in March 2011 was not valid and such corporate action was in effect taken without valid stockholder approval in contravention of New York law.

Notwithstanding the above, the documentation relating to the reverse split was filed with, and accepted by, the Secretary of State of New York and approved by FINRA. Additionally, in October 2012 the Company re-domiciled to Delaware and adopted a new Certificate of Incorporation in connection with re-domiciling. As such, we believe that the reverse stock split was effectively retroactively approved by stockholders of the Company in connection with such re-domiciling (due to the approval by the Company’s stockholders of a new Certificate of Incorporation retroactively reflecting such reverse stock split). We could face liability and claims and could be forced to pay damages, take remedial actions, or further ratify the reverse stock split in the future, which costs and expenses could have a material adverse effect on our results of operations and liquidity. Furthermore, the fact that certain of our corporate actions were not affected properly, the perception in the marketplace that such corporate actions were not affected properly, or uncertainties associated therewith, could raise questions about our corporate governance and controls and procedures and result in the trading value of our common stock, if any, being lower than companies without similar issues.

Technological changes in the solar power industry could render our products and facilities obsolete.

Technological changes in the solar power industry could cause our operations to become uncompetitive or obsolete, which could have a material adverse effect on our operations and planned operations. The solar power industry is rapidly evolving and highly competitive. Our efforts may be rendered obsolete by the technological advances of other technology, and other technologies may prove more advantageous for the commercialization of solar power products. If this occurs, our future sales and profits, if any, could be diminished.

We may be vulnerable to the efforts of electric utility companies lobbying to protect their revenue streams and from competition from such electric utility companies.

Electric utility companies could lobby for a change in the relevant legislation in their markets to protect their current revenue streams. Any adverse changes to the regulations and policies of the solar energy industry could deter end-user purchases of PV products and investment in the research and development of PV technology. In addition, electricity generated by PV systems mostly competes with expensive peak hour electricity, rather than the less expensive average price of electricity. Modifications to the peak hour pricing policies of utilities, such as flat rate pricing, would require PV systems to achieve lower prices in order to compete with the price of electricity. Any changes to government regulations or utility policies that favors electric utility companies could reduce our competitiveness and cause a significant reduction in demand for our products and services.

Our operating results are likely to fluctuate significantly quarter-to-quarter and year-to-year.

As a result of our limited operating history and the rapidly changing nature of the markets in which we compete, our quarterly and annual revenues and operating results, if any, are likely to fluctuate from period-to-period. These fluctuations may be caused by a number of factors, many of which are beyond our control. These factors include the following, as well as others discussed elsewhere in this section:

●	how and when we introduce new products, facilities and services and enhance our then existing products, facilities and services
●	our ability to attract and retain new customers and satisfy our customers' demands
●	our ability to establish and maintain strategic relationships
●	our ability to attract, train and retain key personnel
●	the emergence and success of new and existing competition
●	varying operating costs and capital expenditures related to the expansion of our business operations and infrastructure, including the hiring of new employees
●	changes in the mix of products and services that we offer to our customers

In addition, because the market for our products and services is relatively new and rapidly changing, it is difficult to predict future financial results.

For these reasons, you should not rely on period-to-period comparisons of our financial results, if any, as indications of future results. Our future operating results, if any, could fall below the expectations of public market analysts or investors and significantly reduce the market price of our common stock. Fluctuations in our operating results will likely increase the volatility of our stock price.

Our failure to make timely principal and interest payments on our debt could have an adverse effect on our results of operations.

Our primary revenue-generating asset is Powerhouse One, acquired in 2013. As described elsewhere in this filing, the acquisition was financed with debt which debt is secured by a pledge of all of the assets of Powerhouse One, and further guaranteed by the Company. Historically, we have generated net losses and used, rather than generated, cash in operations. As such, we may not be able to generate sufficient cash flow moving forward to repay our outstanding debt. Our failure to make timely payments of principal and interest could result in adverse proceedings by our lender including, but not limited to, foreclosure of the assets securing such debt leaving the Company with no ability to continue operations or generate revenues. Further, in 2014 and 2015 the Company sold convertible secured notes to three of our Board members and an unrelated individual which come due in September 2015 and July 2015, respectively and , at the option of the holders, can be settled in either cash or shares of our Common Stock. If one or more of the note holders choose to settle such debts in cash, and the Company does not then have cash sufficient to settle the notes, one or both of the note holders could initiate collection efforts further impairing the Company's cash flow. Our failure to generate sufficient cash to repay our debts or obtain funding to satisfy such obligations, through the sale of equity or additional debt securities or the sale of assets, would result in our failure to repay our debts as they become due, could result in the foreclosure of our assets and our securities becoming worthless.

The PV industry may not be able to compete successfully with conventional power generation or other sources of renewable energy.

Although the PV industry has experienced advances in recent years, it still comprises a relatively small portion of the total power generation market and competes with other sources of renewable energy, as well as conventional power generation. Many factors may affect the viability of widespread adoption of PV technology, including the following:

●	cost-effectiveness of solar energy compared to conventional power generation and other renewable energy sources
●	performance and reliability of solar modules compared to conventional power generation and other renewable energy sources and products
●	availability and size of government subsidies and incentives to support the development of the solar energy industry
●	success of other renewable energy generation technologies such as hydroelectric, wind, geothermal and biomass
●

fluctuations in economic and market conditions that affect the viability of conventional power generation and other renewable energy sources, such as increases or decreases in the prices of oil, natural gas and other fossil fuels

As a result of any of the foregoing factors, our financial condition, results of operations, business and/or prospects could be materially adversely affected.

Installed components, parts and equipment associated with the Company’s solar facilities may fail.

Components, parts and other equipment associated with the Company’s solar generation facilities may fail in the future.  Such components, parts and equipment may not be covered by insurance and may require the Company to take such affected facilities offline for a period of time.  Such failed components, parts and equipment may be cost prohibitive to replace and could cause the Company to be forced to abandon and shut down applicable affected facilities. If any one of the above were to occur it could have a material adverse effect on the Company’s revenues, operations, cash flow and could in turn cause the value of the Company’s common stock to decline in value or become worthless.

If PV technology is not suitable for widespread adoption at economically attractive rates of return, or if sufficient additional demand for solar power generation does not develop or takes longer to develop than we anticipate our results of operations may be adversely affected.

The solar energy market is at a relatively early stage of development in comparison to fossil fuel-based electricity generation. If PV technology proves unsuitable for widespread adoption at economically attractive rates of return or if additional demand for solar power generation systems fails to develop sufficiently or takes longer to develop than we anticipate, we may be unable to grow our business or generate sufficient net revenues to sustain profitability. Many factors may affect the viability and widespread adoption of PV technology and demand for solar power generation systems, including the following:

●	cost-effectiveness of the electricity generated by PV power systems compared to conventional energy sources, such as natural gas and coal, and other non-solar renewable energy sources, such as wind
●	performance, reliability and availability of energy generated by PV systems compared to conventional and other non-solar renewable energy sources and products
●	success of other renewable energy generation technologies, such as hydroelectric, tidal, wind, geothermal, solar thermal, concentrated PV, and biomass
●

fluctuations in economic and market conditions that affect the price of, and demand for, conventional and non-solar renewable energy sources, such as increases or decreases in the price of natural gas, coal, oil, and other fossil fuels

●	fluctuations in capital expenditures by end-users of solar power and systems which tend to decrease when the economy slows and when interest rates increase
●

availability, substance, and magnitude of support programs including government targets, subsidies, incentives, and renewable portfolio standards to accelerate the development of the solar energy industry

We may be unable to acquire or lease land, obtain necessary interconnection and transmission rights, and/or obtain the approvals, licenses, permits and electric transmission grid interconnection and transmission rights necessary to build and operate our planned PV power plants in a timely and cost effective manner, and regulatory agencies, local communities, labor unions or other third parties may delay, prevent, or increase the cost of construction and operation of the PV plants we intend to build.

In order to construct and operate our planned PV plants, we need to acquire or lease land and rights of way, obtain interconnection rights, and obtain all necessary local, county, state, federal, and foreign approvals, licenses, and permits as well as rights to interconnect the plants to the transmission grid and transmit energy generated from the plant. We may be unable to acquire the land or lease interests needed, may not obtain satisfactory interconnection rights, may not receive or retain the requisite approvals, permits, licenses and interconnection and transmission rights, or may encounter other problems which could delay or prevent us from successfully constructing and operating PV plants.

Our proposed PV plants may be located on or require access through public lands administered by federal and state agencies pursuant to competitive public leasing and right-of-way procedures and processes. The authorization for the use, construction, and operation of PV plants and associated transmission facilities on federal, state, and private lands will also require the assessment and evaluation of mineral rights, private rights-of-way, and other easements; environmental, agricultural, cultural, recreational, and aesthetic impacts; and the likely mitigation of adverse impacts to these and other resources and uses. The inability to obtain the required permits and, potentially, excessive delay in obtaining such permits due, for example, to litigation or third party appeals, could prevent us from successfully constructing and operating PV plants in a timely manner. Moreover, project approvals subject to project modifications and conditions, including mitigation requirements and costs, could affect the financial success of a given project.

Lack of transmission capacity availability, potential upgrade costs to the transmission grid, and other systems constraints could significantly impact our ability to build PV plants and generate solar electricity power sales.

In order to deliver electricity from our PV plants to our customers, our projects generally need to connect to the transmission grid. The lack of available capacity on the transmission grid could substantially impact our projects and cause reductions in project size, delays in project implementation, increases in costs from transmission upgrades, and potential forfeitures of any deposit we have made with respect to a given project. These transmission issues, as well as issues relating to the availability of large systems such as transformers and switchgear, could significantly impact our ability to build PV plants and generate solar electricity sales.

Our operations and planned operations are largely dependent on us and third parties arranging financing from various sources, which may not be available or may only be available on unfavorable terms or in insufficient amounts.

The construction of the small, medium and large utility-scale solar power projects is expected in many cases to require project financing, including non-recourse project debt financing in the bank loan market and institutional debt capital markets. Uncertainties exist as to whether such future projects will be able to access the debt markets in a magnitude sufficient to finance their construction. If we are unable to arrange such financing or if it is only available on unfavorable terms, we may be unable to fully execute our business plan. In addition, we generally expect to fund projects by raising project capital from third parties. Such funding sources may not be available or may only be available in insufficient amounts, in which case our ability to fund our projects may be delayed or limited and our business, financial condition, or results of operations may be adversely affected.

Developing solar power projects may require significant upfront investment prior to commencing construction, which could adversely affect our business and results of operations.

The length of time between the identification of land and the commercial operation of a PV power plant project, vary substantially and can take many months or years. As a result of these long project cycles, we may need to make significant upfront investments of resources (including, for example, payments for land rights, large transmission and other deposits or other payments, which may be non-refundable) in advance of commencing construction and the receipt of any revenue, much of which will not be recognized for several additional months or years following contract signing. Our liquidity may be adversely affected to the extent the project sale market weakens and we are unable to sell our future solar projects on pricing, terms and timing commercially acceptable to us.

Our estimates and business plan are built around the assumption that grid parity will occur within the next few years.

The Company has built its management team and Board of Directors and has constructed its business plan around the belief that grid parity (i.e., solar power being the same cost, if not cheaper than traditionally generated energy) will happen within the U.S. in the next few years.  In the event that grid parity does not occur within the US in the next few years, the Company’s business plan, results of operations and cash flow could be adversely effected, and we could be forced to curtail, scale back or abandon our business plan.

If our customers delay or cancel equipment purchases, we may be required to modify or cancel contractual arrangements with our suppliers which may result in the loss of deposits or pre-paid advances.

As a result of our customer delays or contract terminations, we reschedule or cancel, from time to time, purchase orders with our vendors to procure materials and, in certain cases, we are required to forfeit deposits and/or reimburse the vendor for costs incurred to the date of termination. In cases where we are not able to cancel or modify vendor purchase orders due to customer delays or terminations, our purchase commitments may exceed our order backlog requirements and we may be unable to redeploy the undelivered equipment. In addition, we expect that we may be required to pay advances to vendors in the future without being able to recover that advance if the vendor is placed in bankruptcy, becomes insolvent or otherwise experiences financial distress.

Delays in deliveries, or cancellations of orders, for products of all of our segments could cause us to have inventories in excess of our short-term needs and may delay our ability to recognize, or prevent us from recognizing, revenue on contracts in our order backlog. Alternatively, we may be required to sell products below our historical selling prices. Contract breaches or cancellation of orders may require us to reschedule and/or cancel additional commitments to vendors in the future and require that we write-down any inventory purchased that we are unable to deploy or require that we sell products at prices that are below our historical prices, which would also have a negative impact on our gross margins.

FINRA sales practice requirements may limit a stockholder’s ability to buy and sell our stock.

FINRA has adopted rules that require that in recommending an investment to a customer, a broker-dealer must have reasonable grounds for believing that the investment is suitable for that customer. Prior to recommending speculative low-priced securities to their non-institutional customers, broker-dealers must make reasonable efforts to obtain information about the customer’s financial status, tax status, investment objectives, and other information. Under interpretations of these rules, FINRA believes that there is a high probability that speculative low priced securities will not be suitable for certain customers. FINRA requirements will likely make it more difficult for broker-dealers to recommend that their customers buy our Common Stock, which may have the effect of reducing the level of trading activity in the shares, resulting in fewer broker-dealers may be willing to make a market in our shares, potentially reducing a stockholder’s ability to resell shares of our Common Stock.

Unless or until we list our Common Stock on NASDAQ, our Common Stock will be deemed a “penny stock” which makes it more difficult for our investors to sell their shares.

Unless or until our Common Stock in listed on NASDAQ, our Common Stock is subject to the “penny stock” rules adopted under Section 15(g) of the Exchange Act.  The penny stock rules generally apply to companies whose common stock is not listed on a national securities exchange and trades at less than $5.00 per share, other than companies that have had average revenue of at least $6,000,000 for the last three years or that have tangible net worth of at least $5,000,000 ($2,000,000 if the company has been operating for three or more years).  These rules require, among other things, that brokers who trade penny stock to persons other than “established customers” complete certain documentation, make suitability inquiries of investors, and provide investors with certain information concerning trading in the security, including a risk disclosure document and quote information under certain circumstances.  Many brokers have decided not to trade penny stocks because of the requirements of the penny stock rules and, as a result, the number of broker-dealers willing to act as market makers in such securities is limited.  If we remain subject to the penny stock rules for any significant period, it could have an adverse effect on the market, if any, for our shares.  If our shares are subject to the penny stock rules, investors will find it more difficult to dispose of our securities.

We have not paid, and we are unlikely to pay in the near future, cash dividends on our Common Stock. As a result, your only opportunity to achieve a return on your investment is if the price of our Common Stock appreciates.

We have never paid cash dividends on our Common Stock, and we do not anticipate doing so in the foreseeable future. The payment of dividends by us will depend on our future earnings, financial condition, and such other business and economic factors as our management may consider relevant. As a result, your only opportunity to achieve a return on your investment will be if the market price of our Common Stock appreciates and you sell your shares at a profit.

Significant sales of our Common Stock, or the perception that significant sales may occur in the future, could adversely affect the market price for our shares.

Sales of substantial amounts of our Common Stock in the public market by us or our stockholders could adversely affect the prevailing market price of our shares and could cause the market price to remain low for a substantial amount of time. We cannot foresee the impact of such potential sales on the market, but it is possible that if a significant percentage of such available shares were attempted to be sold within a short period of time, the market for our shares would be adversely affected. It is also unclear whether or not the market for our Common Stock could absorb a large number of attempted sales in a short period of time, regardless of the price at which they might be offered. Even if a substantial number of sales do not occur within a short period of time, the mere existence of this “market overhang” could have a negative impact on the market for our shares and our ability to raise additional capital.

Because we are not subject to compliance with rules requiring the adoption of certain corporate governance measures, our stockholders have limited protections against interested director transactions, conflicts of interest and similar matters.

The Sarbanes-Oxley Act of 2002 ("Sarbanes-Oxley"), as well as rule changes proposed and enacted by the SEC, the New York Stock Exchanges and the NASDAQ Stock Market, as a result of Sarbanes-Oxley, require the implementation of various measures relating to corporate governance. These measures are designed to enhance the integrity of corporate management and the securities markets and apply to securities that are listed on those exchanges or the NASDAQ. Because we are not presently required to comply with many of the corporate governance provisions, and because we are only now developing and implementing such measures, our stockholders do not have the full protection such corporate governance measures are designed to afford stockholders.

We will incur significant increased costs as a result of operating as a public reporting company as well as in connection with Section 404 of Sarbanes Oxley.

We will incur legal, accounting and other expenses in connection with our expected future status as a reporting public company. Sarbanes-Oxley and rules subsequently implemented by the SEC have imposed various requirements on public companies, including required changes in corporate governance practices. As such, our management and other personnel will need to devote a substantial amount of time to these compliance initiatives. Moreover, these rules and regulations will increase our legal and financial compliance costs and make some activities more time-consuming and costly. Sarbanes-Oxley requires, among other things, that we maintain effective internal controls for financial reporting and disclosure of controls and procedures. In particular, we must perform system and process evaluation and testing of our internal controls over financial reporting to allow management to report on the effectiveness of our internal controls over financial reporting. Our testing may reveal deficiencies in our internal controls over financial reporting that are deemed to be material weaknesses. Our compliance with Section 404 of Sarbanes-Oxley and our future status as a reporting public company will require that we incur substantial accounting, legal and filing expenses and expend significant management efforts. We currently do not have an internal audit group, and we may need to hire additional accounting and financial staff with appropriate public company experience and technical accounting knowledge. Moreover, if we are not able to comply with the requirements of Section 404 of Sarbanes-Oxley in a timely manner, the market price of our stock, if any, could decline, and we could be subject to sanctions or investigations by the SEC or other regulatory authorities, which would require additional financial and management resources.

Delaware law and our Certificate of Incorporation authorize us to issue shares of stock, which shares may cause substantial dilution to our existing stockholders.

We have authorized capital stock consisting of 300,000,000 shares of common stock, $0.01 par value per share, and 100,000,000 shares of preferred stock, $0.01 par value per share (“Preferred Stock”). As of the date of this filing, we have 5,604,181 shares of common stock issued and outstanding and no shares of preferred stock issued and outstanding.  As a result, our Board of Directors has the ability to issue a large number of additional shares of common stock without stockholder approval, which if issued could cause substantial dilution to our then stockholders.  Additionally, shares of Preferred Stock may be issued by our Board of Directors without stockholder approval with voting powers, and such preferences and relative, participating, optional or other special rights and powers as determined by our Board of Directors, which may be greater than the shares of common stock currently outstanding.  As a result, shares of Preferred Stock may be issued by our Board of Directors which cause the holders to have super majority voting power over our shares, provide the holders of the Preferred Stock the right to convert the shares of Preferred Stock they hold into shares of our common stock, which may cause substantial dilution to our then common stock stockholders and/or have other rights and preferences greater than those of our common stock stockholders. Investors should keep in mind that the Board of Directors has the authority to issue additional shares of common stock and Preferred Stock, which could cause substantial dilution to our existing stockholders.  Additionally, the dilutive effect of any Preferred Stock, which we may issue may be exacerbated given the fact that such Preferred Stock may have super majority voting rights and/or other rights or preferences which could provide the preferred stockholders with voting control over us subsequent to this Offering and/or give those holders the power to prevent or cause a change in control.  As a result, the issuance of shares of common stock and/or Preferred Stock may cause the value of our securities to decrease and/or become worthless.

We may face substantial penalties under a Registration Rights Agreement and Letter Agreement relating to a requirement to make information publicly available to allow our largest stockholder the ability to sell under Rule 144.

Pursuant to the Registration Rights Agreement with Steuben, the Company was obligated to file a registration statement and to take all necessary actions to maintain the availability for Steuben to sell its securities pursuant to Rule 144 for a period ending two years from the date the registration statement became effective, February 3, 2015. If the company fails to take all necessary actions to maintain the availability to Steuben of Rule 144 for a period ending February 3, 2017, the Company may be obligated to pay to Steuben a penalty of $216,000, thus negatively impacting its cash and its results of operations.

Our public offering may not be completed, completed on time, or generate enough proceeds to meet our obligations and business plan.

We are expecting the proceeds from our public offerning to satisfy certain debt, equity, and future acquisition financing needs and fund our ongoing business plan. If the offering is not completed, not completed on time, or does not generate sufficient proceeds, net of fees and expenses, to satisfy our need, our operations, future plans, and share price could be negatively impacted making it difficult, or impossible, to continue in operation.

ITEM 2       UNREGISTERED SALES OF EQUITY SECURITIES AND USE OF PROCEEDS

During the quarterly period covered by this report, the Company completed additional closings of its private placement of equity securities pursuant to which it sold 279,835 shares of its Common Stock at a price of $6.00 per share resulting in gross proceeds to the Company of $1,679,001, all of which was used to fund the Company's administrative needs and further its acquisitions of PS IV and PS V.

On May 6, 2015, the Company contracted to issue, in two separate tranches, 500,000 shares of its $.01 par value Series A Preferred stock ("Series A Preferred") to an unrelated investor at a purchase price of $4.00 per share, that will result in proceeds to the company of $2,000,000. The preferred shares have a dividend rate of 12% per annum and, along with accrued dividends, are convertible into shares of our Common Stock at a price of $4.00 per share at any time on or before the third day following the receipt of proceeds from the Company's current public offering. If the shares are not converted by the holder during that time, the Company shall redeem the shares at face value plus accrued dividends from the proceeds of the public offering. In connection with the issuance, the Company granted the holder warrants to purchase 375,000 shares of its Common Stock, also in two tranches, at a purchase price of $6.00 per share. Use of proceeds from the issuance is limited to repayment of a certain convertible note outstanding in the amount of $50,000, development of PS IV and PS V, and general corporate purposes. The Company agreed to deliver subordination agreements regarding convertible notes held by related parties, and the incurrence of additional debt or issuance of additional equity instruments superior to the Series A Preferred, the payment of dividends, or the repurchase of our Common shares is prohibited.

No underwriters were involved in the transactions described above. The Company’s issuance of Common Stock, convertible debt, warrants, and any Common Stock issuable upon conversion or exercise thereof, was, or will be, exempt from registration under the Securities Act of 1933 pursuant to exemptions from registration provided by Rule 506 of Regulation D and Sections 4(2) of the Securities Act of 1933, insofar as such securities were issued only to “accredited investors” within the meaning of Rule 501 of Regulation D. The recipients of these securities took such securities for investment purposes without a view to distribution. Furthermore, they each had access to information concerning the Company and its business prospects. There was no general solicitation or advertising for the purchase of the securities and the securities are restricted pursuant to Rule 144.

ITEM 6       EXHIBITS

The Exhibit Index immediately preceding the exhibits required to be filed with this report is incorporated herein by reference.

SIGNATURES

Pursuant to the requirements of Section 13 or 15(d) of the Securities Exchange Act of 1934, the registrant has duly caused this report to be signed on its behalf by the undersigned thereunto duly authorized.

PRINCIPAL SOLAR, INC.
(Registrant)

May 13, 2015	/s/ David N. Pilotte
David N. Pilotte
Chief Financial Officer

EXHIBIT INDEX

Exhibit Number	Description of Exhibit

1.1(8)	Form of Underwriting Agreement

2.1(1)	Exchange Agreement (March 7, 2011), Principal Solar (Texas), the Company, the shareholders of Principal Solar (Texas) and Pegasus Funds LLC

3.1(1)	Certificate of Incorporation (Delaware) (September 27, 2012)

3.2(1)	Certificate of Ownership and Merger (Delaware) (October 3, 2012)

3.3(1)	Bylaws

3.4(10)	Certificate of Amendment to the Certificate of Incorporation (May 6, 2015)

4.1(1)	Form of Common Stock Certificate

4.2(5)	2014 Equity Incentive Plan (June 11, 2014)

4.3(6)	8% Senior Secured Convertible Debenture due September 2, 2015, with Alpha Capital Anstalt (March 2, 2015)

4.4(6)	Common Stock Purchase Warrant with Alpha Capital Anstalt (March 2, 2015)

10.1(1)	Employment Agreement with Michael Gorton (January 1, 2012)

10.2(1)	Form of Nonstatutory Stock Option Agreement

10.3(1)	Form of Nonstatutory Stock Option Grant Notice

10.4(1)	Employment Agreement with R. Michael Martin

10.5(1)	Common Stock Warrant to Purchase 151,050 Shares of Common Stock (Bridge Bank) (June 17, 2013)

10.6(1)	Warrant to Purchase 2,181,818 Shares of Common Stock (Steuben Investment Company II, L.P.) (June 14, 2013)

10.7(1)	Registration Rights Agreement (Steuben Investment Company II, L.P.) (June 14, 2013)

10.8(1)	Purchase and Sale Agreement (Powerhouse One, LLC Acquisition) (December 31, 2012)

10.9(1)	First Amendment to Purchase and Sale Agreement (Powerhouse One, LLC Acquisition) (June 2013)

10.10(1)	Loan and Security Agreement (Powerhouse One, LLC Acquisition) (June 2013)

10.11(1)	Pledge and Security Agreement dated June 10, 2013, by and between the Company, Vis Solis, Inc. and Astrosol, Inc. in favor of Bridge Bank

10.12(1)	Guaranty dated June 10, 2013 by the Company in favor of Bridge Bank

10.13(1)	Consulting Agreement with Carlyle Capital Markets, Inc. (December 4, 2013)

10.14(2)	Letter Agreement with Steuben Investment Company II, L.P. Regarding Registration Rights Agreement Penalties (February 5, 2014)

10.15(2)	Professional Services Agreement with DNP Financial, LLC (January 14, 2014)

10.16(2)	Form of Generation Partners Amended and Restated Pilot Extended Participation Agreement (power purchase agreement)

10.17(3)	Form of Convertible Corporate Promissory Note (Secured) with Messrs. Heller and Marmol (June 5, 2014)

10.18(3)	Form of Corporate Security Agreement with Messrs. Heller and Marmol (June 5, 2014)

10.19(4)	Amendment #1 to Registration Rights Agreement (October 7, 2014)

10.20(5)	Membership Interest Purchase Agreement with Innovative Solar Systems, LLC re Innovative Solar 46, LLC (November 6, 2014)

10.21(5)	Warrant Exercise Agreement with Steuben Investment Company II, L.P. (November 1, 2014)

10.22(5)	Form of Note and Security Modification Agreement re Corporate Convertible Promissory Note (Secured) with Messrs. Heller and Marmol (December 5, 2014)

10.23(5)	Form of Stock Option Notice and Agreement

10.24(6)	Securities Purchase Agreement with Alpha Capital Anstalt (March 2, 2015

10.25(6)	Security Agreement with Alpha Capital Anstalt (March 2, 2015)

10.26(6)	Subsidiary Guaranty with Alpha Capital Anstalt (March 2, 2015)

10.27(9)	Engineering, Procurement and Construction Agreement between Principal Solar, Inc. and Alpha Technologies Services (April 27, 2015)

10.28*	Membership Interest Purchase Agreement with Innovative Solar Systems, LLC re Innovative Solar 42, LLC (March 2, 2015)

14.1(7)	Code of Business Conduct (March 10, 2015)

31.1*	Certification pursuant to Rule 13a-14(a)/15d-14(a) (Chief Executive Officer)

31.2*	Certification pursuant to Rule 13a-14(a)/15d-14(a) (Chief Financial Officer)

32.1*	Section 1350 Certification (Chief Executive Officer)

32.2*	Section 1350 Certification (Chief Financial Officer)

99.1(1)	Glossary

101.INS***	XBRL Instance
101.SCH***	XBRL Taxonomy Extension Schema
101.CAL***	XBRL Taxonomy Extension Calculation
101.DEF***	XBRL Taxonomy Extension Definition
101.LAB***	XBRL Taxonomy Extension Labels
101.PRE***	XBRL Taxonomy Extension Presentation

* Filed herewith.

** Reserved

*** XBRL information is furnished and not filed with this report for purposes of sections 11 or 12 of the Securities Act of 1933, as amended, is deemed not filed for purposes of section 18 of the Securities Exchange Act of 1934, as amended, and otherwise is not subject to liability under these sections.

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

(7) Filed as an exhibit to the Annual Report on Form 10-K (File: 333-193058), filed with the Securities and Exchange Commission on March 17, 2015, and incorporated herein by reference.

(8) Filed as an exhibit to the Company's Registration Statement on Form S-1 (File: 333-193058), filed with the Securities and Exchange Commission on March 27, 2015.

(9) Filed as an exhibit to the Company's Current Report on Form 8-K (File: 333-193058) filed with the Securities and Exchange Commission on May 1, 2015, and incorporated herein by reference.

(10) Filed as an exhibit to the Company's Current Report on Form 8-K (File: 333-193058) filed with the Securities and Exchange Commission on May 12, 2015, and incorporated herein by reference.

34