Form 10-Q
period 2015-06-30
Principal Solar, Inc.
filed 2015-08-19
CIK 1587476

UNITED STATES

SECURITIES AND EXCHANGE COMMISSION

Washington, D.C. 20549

FORM 10-Q

QUARTERLY REPORT PURSUANT TO SECTION 13 OR 15(d)

OF THE SECURITIES EXCHANGE ACT OF 1934

For the quarterly period ended June 30, 2015

Commission File No. 333-193058

PRINCIPAL SOLAR, INC.

(Exact name of registrant as specified in its charter)

Delaware	27-3096175
(State or other jurisdiction of incorporation or organization)	(I.R.S. Employer Identification No.)

211 N. Ervay, Suite 300 Dallas, Texas 75201

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

The number of shares outstanding of the registrant’s common stock as of August 14, 2015 was 5,604,181.

INTRODUCTORY COMMENT

In this Quarterly Report on Form 10-Q, the terms "we," "us," "our," "Company," “PSWW”, “PSI”, and “Principal Solar” refer to Principal Solar, Inc., a Delaware corporation, and its subsidiaries.

FORWARD-LOOKING STATEMENTS

When used in this Report, the words “may,” “will,” “expect,” “anticipate,” “continue,” “estimate,” “intend,” and similar expressions are intended to identify forward-looking statements within the meaning of Section 27A of the Securities Act of 1933, as amended (the “Act”) and Section 21E of the Securities Exchange Act of 1934, as amended (the “Exchange Act”) regarding events, conditions and financial trends which may affect the Company’s future plans of operations, business strategy, operating results, and financial position. Such statements are not guarantees of future performance and are subject to risks and uncertainties and actual results may differ materially from those included within the forward-looking statements for various reasons, including those identified under Risk Factors included in our Annual Report on Form 10-K filed on March 17, 2015, and Form 10-Q filed May 13, 2015. Readers are cautioned not to place undue reliance on these forward-looking statements, which speak only as of the date made. Except as required under federal securities laws and the rules and regulations of the United States Securities and Exchange Commission, the Company does not undertake, and specifically declines, any obligation to update any of these statements or to publicly announce the results of any revisions to any forward-looking statements after the distribution of this report, whether as a result of new information, future events, changes in assumptions, or otherwise.

PART I

ITEM 1 - FINANCIAL STATEMENTS

PRINCIPAL SOLAR, INC.
CONSOLIDATED BALANCE SHEETS
(Unaudited)

	June 30,	December 31,
	2015	2014
ASSETS

Current Assets
Cash and equivalents	$48,409	$104,328
Accounts receivable	197,354	105,143
Deposits	70,000	250,000
Prepaid assets	31,696	49,831
Total current assets	347,459	509,302

Other Assets
Solar arrays at cost, net	6,412,714	6,563,704
Construction in progress	5,269,337	912,445
Restricted cash	116,378	103,094
Total other assets	11,798,429	7,579,243

Total assets	$12,145,888	$8,088,545

LIABILITIES AND STOCKHOLDERS' EQUITY

Current Liabilities
Liabilities arising from reverse merger	$1,003,839	$1,003,839
Compensation payable	1,474,948	1,076,448
Accounts payable	1,286,244	293,239
Current portion of acquisition note payable, net of discount	249,816	249,816
Interest payable	161,280	81,748
Note payable for insurance premiums	2,824	33,250
Convertible notes payable	50,000	-
Convertible notes payable, related parties	630,000	630,000
Convertible debenture, net of discount	833,334	-
Mandatorily redeemable Series A preferred stock; $.01 par value, $4.00 stated value, 500,000 shares designated and 250,000 shares outstanding at June 30, 2015	1,018,333	-
Accrued expenses and other liabilities	589,970	15,881
Derivative liability on warrants	306,451	-
Total current liabilities	7,607,039	3,384,221

Other Liabilities
Acquisition note payable, net of discount	4,288,436	4,403,163
Total liabilities	11,895,475	7,787,384

Commitments and Contingencies

Stockholders' Equity
Preferred stock: $0.01 par value; 100,000,000 shares authorized; 500,000 designated as Series A and 250,000 shares outstanding at June 30, 2015	-	-
Common stock: $0.01 par value, 300,000,000 shares authorized, 5,604,181 and 5,311,817 shares issued and outstanding at June 30, 2015 and December 31, 2014, respectively	56,042	53,118
Additional paid-in capital	12,115,772	9,897,412
Accumulated deficit	(12,778,647)	(10,482,079)
Deficit attributable to common stockholders	(606,833)	(531,550)
Noncontrolling interest in subsidiary	857,246	832,711
Total stockholders' equity	250,413	301,161

Total liabilities and stockholders' equity	$12,145,888	$8,088,545

The accompanying notes are an integral part of these consolidated financial statements.

PRINCIPAL SOLAR, INC.
CONSOLIDATED STATEMENTS OF OPERATIONS
(Unaudited)

	Three Months Ended		Six Months Ended
	June 30,		June 30,
	2015	2014	2015	2014

Revenues
Power generation	$287,813	$283,316	$471,888	$500,606
Total revenues	287,813	283,316	471,888	500,606

Cost of revenues
Depreciation	75,495	72,258	150,990	155,373
Direct operating costs	51,776	74,761	104,003	126,749
Total cost of revenues	127,271	147,019	254,993	282,122

Gross profit	160,542	136,297	216,895	218,484

General and administrative expenses	1,414,148	563,597	2,323,526	999,588
Operating loss	(1,253,606)	(427,300)	(2,106,631)	(781,104)
Other (income) expense
Interest expense	772,944	111,338	1,106,418	221,600
Gain on derivative liability warrants	(962,764)	(7,011)	(943,549)	(1,160)
Total other (income) expense	(189,820)	104,327	162,869	220,440

Loss before provision for income taxes	(1,063,786)	(531,627)	(2,269,500)	(1,001,544)
Provision for state income taxes	1,300	-	2,533	300

Net loss	(1,065,086)	(531,627)	(2,272,033)	(1,001,844)
Income attributable to noncontrolling interest in subsidiary	(18,052)	(9,752)	(24,535)	(20,422)
Net loss before preferred stock accretion and dividends	(1,083,138)	(541,379)	(2,296,568)	(1,022,266)

Redeemable Series A preferred stock accretion and dividends	(184,896)	-	(184,896)	-
Net loss attributable to common stockholders	$(1,268,034)	$(541,379)	$(2,481,464)	$(1,022,266)

Net loss per share - basic and diluted	$(0.23)	$(0.11)	$(0.45)	$(0.21)

Weighted average shares outstanding - basic and diluted	5,604,181	4,857,178	5,523,369	4,824,543

The accompanying notes are an integral part of these consolidated financial statements.

PRINCIPAL SOLAR, INC.
CONSOLIDATED STATEMENT OF STOCKHOLDERS' EQUITY
(Unaudited)

					Additional		Principal	Non-
	Preferred Stock		Common Stock		Paid-in	Accumulated	Solar, Inc.	Controlling
	Shares	Amount	Shares	Amount	Capital	Deficit	Total	Interest	Total
							-		-
December 31, 2014	-	$-	5,311,817	$53,118	$9,897,412	$(10,482,079)	$(531,549)	$832,711	$301,162

Fractional shares issued in reverse stock split	-	-	25	-	-	-	-	-	-

Common stock issued for cash	-	-	279,839	2,799	1,676,201	-	1,679,000	-	1,679,000
							-		-
Series A Preferred stock and warrants issued for cash	-	-	-	-	(10,293)	-	(10,293)	-	(10,293)
							-		-
Stock-based employee compensation expense	-	-	-	-	423,910	-	423,910	-	423,910

Stock-based advisor compensation	-	-	12,500	125	146,875	-	147,000	-	147,000

Preferred stock dividends					(18,333)		(18,333)		(18,333)
Net income (loss)	-	-	-	-	-	(2,296,568)	(2,296,568)	24,535	(2,272,033)
June 30, 2015	-	$-	5,604,181	$56,042	$12,115,772	$(12,778,647)	$(606,833)	$857,246	$250,413

The accompanying notes are an integral part of these consolidated financial statements.

PRINCIPAL SOLAR, INC.
CONSOLIDATED STATEMENTS OF CASH FLOWS
(Unaudited)

	Six Months Ended June 30,
	2015	2014

OPERATING ACTIVITIES
Net loss	$(2,272,033)	$(1,001,844)
Adjustments to reconcile net loss to net cash used in operating activities:
Depreciation and amortization	150,990	155,373
Stock-based employee compensation expense	423,910	35,474
Stock-based advisor compensation expense	109,500	23,882
Stock-based advisor compensation capitalized	37,500	-
(Gain) loss on derivative liability on warrants	(943,549)	(1,160)
Amortization of debt discounts	843,516	10,181
Option to acquire noncontrolling interest	-	46,010
Change in operating assets and liabilities:
Accounts receivable	(92,211)	(83,599)
Deposits	(70,000)	(500,000)
Prepaid assets	18,135	7,500
Liabilities arising from reverse merger	-	24,936
Compensation payable	398,500	44,215
Accounts payable	368,397	209,597
Interest payable	79,532	(1,156)
Accrued expenses and other liabilities	574,089	21,154

Net cash used in operating activities	(373,724)	(1,009,437)

INVESTING ACTIVITIES
Construction in progress	(3,482,284)	-
	(3,482,284)	-

FINANCING ACTIVITIES
Proceeds from convertible debenture payable	1,250,000	-
Payments on acquisition note payable	(124,908)	(111,029)
Proceeds from sale of common stock	1,679,000	660,000
Proceeds from sale of Series A Preferred stock	989,707	-
Proceeds from convertible notes payable	50,000	-
Proceeds from convertible note payable, related party	-	500,000
Payments on note payable for insurance premiums	(30,426)	(7,888)
Change in restricted cash	(13,284)	(68,477)

Net cash provided by financing activities	3,800,089	972,606

Decrease in cash and equivalents	(55,919)	(36,831)

Cash and equivalents, beginning of period	104,328	122,533

Cash and equivalents, end of period	$48,409	$85,702

Supplemental Disclosures
Interest paid	$183,370	$187,639

Income taxes paid	$-	$-

Non-Cash Transactions:
Discount on convertible debenture recorded as a derivative liability	1,250,000	-
Deposit applied to construction in progress	250,000	-
Construction in progress in accounts payable	624,608	-
Allocation of Series A Preferred proceeds to warrants	156,270	-
Accretion of Series A Preferred to fair value	166,563	-
Preferred stock dividends	18,333	-
Issuance for stock subscription receivable	-	60,000

The accompanying notes are an integral part of these consolidated financial statements.

PRINCIPAL SOLAR, INC.

NOTES TO UNAUDITED CONSOLIDATED FINANCIAL STATEMENTS

NOTE 1 - OVERVIEW

Basis of Presentation

The unaudited consolidated financial statements and related notes of have been prepared pursuant to Article 8-03 of the rules and regulations of the Securities and Exchange Commission (the “SEC”). Accordingly, certain information and footnote disclosures normally included in financial statements prepared in accordance with accounting principles generally accepted in the United States of America ("GAAP") have been omitted. In the opinion of management, the accompanying unaudited consolidated financial statements contain all adjustments and information (consisting only of normal recurring accruals) considered necessary for a fair presentation have been included.

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

Going Concern

The accompanying consolidated financial statements have been prepared assuming the Company will continue as a going concern. As of June 30, 2015, the Company has an accumulated deficit of approximately $12.8 million, and the Company has had cumulative negative cash flows from operations since inception. Its ability to continue as a going concern is dependent upon the ability of the Company to obtain the necessary financing, likely through the continued sale of its equity and equity-linked securities, to meet its obligations and pay its liabilities arising from normal business operations when they come due. The outcome of these matters cannot be predicted with any certainty at this time and raise substantial doubt that the Company will be able to continue as a going concern. These consolidated financial statements do not include any adjustments to the amounts and classification of assets and liabilities that may be necessary should the Company be unable to continue as a going concern.

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

Reverse Stock Split

On May 5, 2015, the Company's Board of Directors and stockholders representing a majority of the shares outstanding on that date voted to effect a 1:4 reverse stock split (the "May 2015 Reverse"). Unless otherwise stated or the context would require otherwise, all share amounts disclosed throughout these financial statements retroactively take into account the May 2015 Reverse, and all resulting fractional share amounts have been rounded to the nearest whole share. On May 6, 2015, the Company amended its Certificate of Incorporation with the State of Delaware reflecting the May 2015 Reverse.

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

Fair Value Instruments

On March 2, 2015, the Company entered into a convertible loan agreement with Alpha Capital Anstalt ("Alpha") (See NOTE 6 - NOTES PAYABLE, Convertible Debentures). In connection with the loan, the Company granted Alpha complex warrants with certain "down round" protection. As such, they are treated as a derivative liability and were valued using a binomial lattice-based option valuation model using holding period assumptions developed from the Company's business plan and management assumptions, and expected volatility from comparable companies including OTC Pink® and small-cap companies. Increases or decreases in the Company's share price, the volatility of the share price, changes in interest rates in general, and the passage of time will all impact the value of these warrants. The Company re-values these warrants at the end of each reporting period and any changes are reflected as gains or losses in current period results.

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

Restricted Cash

As part of the June 2013 financing with Bridge Bank, National Association (see "Acquisition Note Payable" herein), the Company agreed to maintain in a restricted cash account all proceeds, less debt service and approved expenses, generated by our Powerhouse One subsidiary. Such account provides a minimum of $82,050 replacement reserve ("module reserve") on solar panels found to be defective and potentially not covered under the 25-year manufacturer's warranty. Funds in excess of the module reserve may be accessed by the Company whenever the debt service coverage ratio is greater than or equal to 1.1:1.0.

Accounts Receivable

Accounts receivable are stated at amounts management expects to collect from outstanding balances. Management provides for probable uncollectible amounts through a charge to earnings and a credit to a valuation allowance based on its assessment of individual accounts. No allowance has been recorded in the accompanying financial statements.

Solar Arrays

Solar arrays are stated at historical cost, net of accumulated depreciation. Depreciation is computed using the straight-line method over the remaining estimated useful lives of the assets. The estimated useful lives of solar arrays are 25 years from the date first placed in service. Accumulated depreciation was $647,885 and $496,894 at June 30, 2015 and December 31, 2014, respectively. During the construction period, all costs and expenses related to the development and construction of a project, excluding administrative expenses, are recorded as construction in process.

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

Net Income (Loss) per Share

Basic net income or loss per share is computed by dividing the net income or loss attributable to common stockholders for the period by the weighted average number of shares of Common Stock outstanding for the period. Diluted income per share reflects the potential dilution of other potential issuances of Common Stock including shares to be issued upon exercise of options and warrants and upon conversion of convertible debt and preferred stock. Potentially dilutive shares are not included in the event of a loss as the effect of doing so would be anti-dilutive. As of June 30, 2015, options to purchase 819,591 shares, warrants to purchase 464,013 shares of our Common Stock, and 467,501 shares issuable upon the conversion of convertible notes payable have been excluded from the calculation of diluted loss per share, as their effect would have been anti-dilutive. As of June 30, 2014, options to purchase 408,834 shares and warrants to purchase 587,592 shares of our Common Stock have been excluded from the calculation of diluted loss per share as their effect would have been anti-dilutive.

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

In March 2015, the Company entered into a settlement agreement with Pegasus Funds LLC ("Pegasus") regarding its indemnification of the Company in regards to the legacy liabilities. In the settlement agreement, the Company agreed to accept the return of 215,154 shares of the original 534,654 shares of its Common Stock issued to Pegasus and its principals and affiliates in acquiring the shell company, Kupper Parker Communications, Inc., which later became Principal Solar, Inc. As the shares of Common Stock were initially issued in a common stock for preferred stock share exchange with Pegasus, the shares returned by Pegasus will be cancelled without further accounting recognition. Cancellation of the shares will be recognized for accounting purposes once they are received from Pegasus.

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

On August 11, 2015, the Company assigned its contractual rights under the MIPA for the amount of $7.0 million and the reimbursement of its advances to date under the MIPA of $4.7 million. The net proceeds from the assignment were scheduled to be received by the Company as follows: $7.6 million at closing; $2.5 million on August 31, 2015; $1.6 million at the project's commercial operation date, expected to be early 2016. The gain on the transaction is expected to be approximately $6.8 million after transaction costs estimated at $200,000. See NOTE 14 "Assignment of Principal Sunrise IV".

Principal Sunrise V (fka "IS 42") (pending)

On March 2, 2015, the Company entered into a MIPA with Innovative Solar Systems, LLC, a solar developer operating primarily in North Carolina, to acquire Innovative Solar 42, LLC ("PS V"), the owner of a 72.9mw AC solar project to be built in Fayetteville, North Carolina. PS V holds a single and intangible asset, a 10-year power purchase agreement ("PPA") with Duke Energy Progress, Inc. PS V does not have, nor has it ever had, any other assets, any liabilities, any employees, any revenues, or any operations of any kind. As such, PS V is not a "business" as defined in the accounting literature, and it has no historical financial statements. PSI agreed to pay Innovative Solar Systems, LLC $5,832,000 for 100% of the membership interest of PS V in a series of payments of approximately $300,000 per month between execution of the MIPA and the financial close (the point at which all project financing is arranged), and a balloon payment at financial close sufficient to having cumulatively paid 70% of the $5,832,000 purchase price. The remaining 30% of the purchase price will be paid in installments of $150,000 per month through the project's commercial operation date. At June 30, 2015, a total of $1,170,000 has been paid to date, and failure by the Company to make any of the future scheduled payments may result in the loss of all payments made through such date. The Company is working with engineering and construction firms on final designs, and the total cost of the project based upon the preliminary work is expected to be approximately $147.2 million. The Company is in discussion with multiple parties to provide the acquisition, construction, and permanent financing for the project, however, no assurance can be given that adequate financing on terms acceptable, or even available, to the Company will be obtained. Closing of the acquisition is expected to occur no later than August 30, 2015, and construction is expected to be completed in early 2016.

The acquisition of Principal Sunrise VII for which the Company entered into a binding term sheet on June 9, 2015, did not meet our expectations and was abandoned. Evaluation costs incurred to the point the acquisition was abandoned were not material and expensed in the current period.

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

The Bridge Bank warrants have cashless exercise rights, redemption rights providing the Company the right to redeem the warrants for $604,200, anti-dilution rights associated with offerings of equity securities, a term expiring on the first to occur of (i) the 10 year anniversary of the grant, (ii) the closing of the Company’s initial public offering, or (iii) the liquidation of the Company (each a “Termination Event”). In each case, unless exercised earlier, the warrants are automatically exercised on a cashless basis upon a Termination Event.  The Company also provided the holder registration rights in connection with the grant of the warrants.

Convertible Debenture (Alpha)

On March 2, 2015, the Company entered into a convertible loan agreement with Alpha Capital Anstalt ("Alpha") to borrow $1,250,000 (the "Loan"). The Loan is convertible into shares of Common Stock at a rate of $4.00 per share, bears interest at a rate of 8.0% per annum, all principal and interest is due on September 2, 2015, and the loan is secured by the assets of the Company and its subsidiaries (excluding Powerhouse One and all interest in its operations, its assets, and proceeds or distributions therefrom). The loan also contains certain "down round" protection that, due to the loan's short maturity, the prohibition in the debenture of issuing further debt, and management's assessment of the probability of issuing future convertible debt below $4.00 as remote, no separate value has been assigned to this aspect of the debt. The principal and accrued interest amounts on the Loan are convertible at any time into shares of Common Stock at a rate of $4.00 per share. In connection with the Loan, the Company granted Alpha 234,375 warrants having a term of 5 years and an exercise price of $6.00 per share (See NOTE 8 - DERIVATIVE LIABILITY ON WARRANTS). On July 1, 2015, the Company issued Convertible Debentures with a conversion price of $.50 per share and warrants exercisable at $6.00 per share (see NOTE 14 "Convertible Debentures (TCH)"). In its consent to this later transaction, Alpha waived its "down round" rights in this single instance.

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

On February 27, 2015 (made effective on the original maturity date), the notes were modified to extend the maturity date to September 30, 2015, to reduce the interest rate from 18% to 12% per annum, to eliminate all collateral securing the notes, and to subordinate the note to the Convertible Debenture issued March 2, 2015. In May 2015, in connection with the issuance of Series A Preferred (See NOTE 9 "Series A Preferred"), the notes were again modified to subordinate them to the Series A Preferred. All other aspects of the notes remained unchanged.

On December 1, 2014, Michael Gorton, the Company's Chief Executive Officer, loaned to the Company pursuant to a convertible promissory note the amount of $130,000. The note initially would have matured on June 30, 2015, bears interest at a rate of 12% per annum, is convertible into shares of our Common Stock at a price of $6.00 per share, and was secured by a claim on proceeds, if any, of a solar project being acquired (PS IV). The notes can be prepaid at any time prior to maturity without penalty. On February 27, 2015, the note was modified to extend the maturity date to September 30, 2015, eliminate all collateral securing the note, and subordinate the note to the Convertible Debenture issued March 2, 2015. In May 2015, in connection with the issuance of Series A Preferred (See NOTE 9 "Series A Preferred"), the note was again modified to subordinate it to the Series A Preferred. All other aspects of the note remained unchanged.

Convertible Notes Payable, Non-Related Party

In January 2015, the Company issued a convertible note to an unrelated party in the amount of $50,000. The note bears interest at a rate of 12% per year and matures on September 30, 2015, and all principal and interest is due at maturity. Principal and interest is payable in cash or shares of Common Stock, at the option of the holder, at a conversion price of $6.00 per share. The note is secured pursuant to a security agreement by our interest in proceeds, if any, stemming from our interest in PS IV. The Company may prepay the note at any time without penalty.

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

The Company recognized expenses of $17,806 and $20,541 in rent under the Powerhouse One lease in the six months ended June 30, 2015 and 2014, respectively.

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

The fair value of the warrant derivative liability outstanding as of June 30, 2015, was determined using "Level 2 Observable Inputs" as defined in ASC 820, entitled "Fair Value Measurement".

The following table sets forth a summary of changes in fair value of the warrants in 2015:

Beginning balance December 31, 2014	$-
Derivative warrants issued	1,586,884
Change in fair value included in net loss	(1,280,433)
Balance at June 30, 2015	$306,451

In this issuance of convertible debentures and warrants, done at arm's length between unrelated parties, the value of the warrants alone exceeded the proceeds received. The Company's need for ongoing financing made the transaction attractive, despite the economics. The application of FASB Topic 820 entitled "Fair Value Measurement", resulted in a loss on the date of issuance of $336,884, offset by a subsequent gain of $1,280,433 stemming from the subsequent movement in the price of our Common Stock, together resulting in a net gain on derivative liability warrants of $962,764 and $943,549 for the three and six months ended June 30, 2015, respectively.

On July 1, 2015, the Company issued Convertible Debentures with a conversion price of $.50 per share and warrants exercisable at $6.00 per share (see NOTE 14 "Convertible Debentures (TCH)"). In its consent to this later transaction, Alpha waived its "down round" rights in this single instance.

On May 6, 2015, the Company issued Series A Preferred stock (NOTE 9 “Preferred Stock”) resetting the exercise price of the warrants to $4.00 per share.

NOTE 9 – CAPITAL STOCK

Preferred Stock

The Company has authorized 100,000,000 shares of $.01 par value Class A preferred stock.

Series A Preferred (Mandatorily Redeemable)

On May 6, 2015, the Company contracted to issue, in two separate tranches, 500,000 shares of its newly designated $.01 par value Series A Preferred stock ("Series A Preferred") to an unrelated investor at a purchase price of $4.00 per share that could result in proceeds to the Company of up to $2,000,000. The preferred shares have a dividend rate of 12% per annum and, along with accrued dividends, are convertible into shares of our Common Stock at a price of $4.00 per share at any time on or before the third day following the receipt of proceeds from a public offering of securities of the Company. If the shares are not converted by the holder during that time, the Company shall redeem the shares at face value plus accrued dividends from the proceeds of the public offering.

The first tranche of $1,000,000 was funded on May 6, 2015. The second tranche of $1,000,000 was to be funded when a) a Registration Statement, as may be amended, was declared effective by the Securities and Exchange Commission, and b) the Company presented to the holder financing commitments to construct and operate one of our two announced solar projects, PS V.

In connection with the issuance, the Company agreed to grant the holder warrants to purchase 375,000 shares of its Common Stock, 187,500 with each tranche, at a purchase price of $6.00 per share. As the warrants were not complex in nature, they were valued using the Black-Scholes option-pricing model.

Input assumptions on the issuance date were as follows:

Estimated fair value	$1.00
Expected life (years)	5.0
Risk free interest rate	1.58%
Volatility	168.93%

The Company evaluated the detachable warrants in accordance with FASB ASC No. 470-20, “Debt with Conversion and Other Options” and FASB ASC 815, “Derivatives and Hedging” and allocated the proceeds from issuance of the Series A preferred to the warrants based on the relative fair value of the preferred stock and warrants at issuance, and recorded the allocation to the warrants as additional paid-in capital. The allocation of the warrants to additional paid-in capital was offset by the accretion of the Series A Preferred.

Use of proceeds from the issuance is limited to repayment of a certain convertible note outstanding in the amount of $50,000, development of PS IV and PS V, and general corporate purposes. The incurrence of additional debt or issuance of additional preferred equity instruments, the payment of dividends, or the repurchase of our Common shares is prohibited.

Absent an IPO

The Company's failure to complete a public offering on or before July 1, 2015, was an event of default under the Series A Preferred, the remedy for which was the Company agreed to aggressively seek strategic alternatives including, without limitation, marketing the Company to a private equity group, seeking out a strategic purchaser, seeking a merger of equals, or selling its interest in one or more of the solar projects. The Company has taken such steps and considers the event of default of no further consequence.

The failure to complete an IPO on or before July 1, 2015, also caused the Series A Preferred to be reclassified from a convertible temporary equity to a mandatorily redeemable liability. Whereas the Series A Preferred incurred dividends prior to its reclassification on June 30, 2015, as a liability, it will incur interest expense thereafter.

Series A
Mandatority Redeemable
Preferred Stock

Series A preferred stock issuance gross proceeds	$1,000,000
Series A preferred issuance costs	(10,293)
Net proceeds	989,707
Allocation of net proceeds to warrants	(156,270)
Net proceeds allocated to Series A preferred stock	833,437
Accretion	166,563
Series A accrued dividends	18,333
Fair value of redeemable Series A preferred stock at June 30, 2015	$1,018,333

Common Stock

The Company has authorized 300,000,000 shares of $.01 par value Common Stock, and it trades on the OTC Pink® under the symbol “PSWW.”  Holders of our Common Stock are entitled to one vote per share and receive dividends or other distributions when, and if, declared by our Board of Directors.  In addition to shares outstanding, we have reserved 966,090 shares for issuance upon exercise of equity incentive awards with options to purchase 819,591 shares of Common Stock granted to date.

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

Restricted Stock

In January 2015, the Company awarded to an engineering firm, in exchange for its services on Principal Sunrise IV, 12,500 restricted shares pursuant to the 2014 Equity incentive Plan. The value of the shares on the date of grant totaled $37,500 and the amount was capitalized as construction in progress.

Stock Options

The Company maintains the 2014 Equity Incentive Plan (the "Plan"), pursuant to which 716,090 shares of Common Stock had previously been reserved for issuance. In January 2015, the Board of Directors reserved an additional 250,000 shares of Common Stock pursuant to the Plan and 819,591 of the total 966,090 reserved have been issued to date.

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

In May 2015, the Company granted to two Board members options to acquire 18,000 shares of Common Stock each.  The options have an exercise price of $6.00 per share, immediate vesting of 12,000 shares to reflect the grant that was overlooked in January 2014 and the balance vest over the following 8 months.  The options expire 10-years from the date of grant.  The options were valued using the Black-Scholes model and the resulting equity-based compensation expense included in general and administrative expenses for three month period ending June 30, 2015 was $146,065 and $48,688 of compensation expense related to options not yet vested remains unrecognized at June 30, 2015. Such amount is expected to be recognized during the remainder of 2015.  In May 2015, the Company granted to a new Board member options to acquire 18,000 shares of Common Stock.  The options have an exercise price of $6.00 per share, vest over 24 months, and expire 10-years from the date of grant.  The options were valued using the Black-Scholes model and the resulting equity-based compensation expense included in general and administrative expenses for the three and six months ended June 30, 2015 was $8,115 and $89,262 of compensation expense related to options not yet vested remains unrecognized at June 30, 2015. Such amount is expected to be recognized during the years 2015 through 2017.

Equity-based compensation expense included in general and administrative expenses for the three and six month in 2015 was $192,339 and $533,410, respectively.

As the Company does not have a significant history of post vesting exercises to estimate an expected life of the option, the simplified method was used wherein the expected life becomes the mid-point of the options vesting date and their contractual life. The valuation of all of the option issuances above were based upon the following parameters:

Estimated fair value	$6.00
Expected life (years)	2.5	to	5
Risk free interest rate	0.52	to	1.58%
Volatility	168.93%

Warrants

The Company had 464,013 warrants outstanding at June 30, 2015, with a weighted average term of 5 years and a weighted average exercise price of $5.81 per share.

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

The following table sets forth the activity in the noncontrolling interest equity account during 2015:

Balance December 31, 2014	$832,711
Earnings allocated to noncontrolling interest	24,535
Balance June 30, 2015	857,246

NOTE 11 – RELATED PARTY TRANSACTIONS

Other than the Board member options described herein in a note entitled "Stock Options”, the issuance of convertible notes described herein in the note entitled "Convertible Notes Payable, Related Parties", no other related party transactions occurred during the three and six months ended June 30, 2015 and 2014.

NOTE 12 - TAXES

Our estimated $9.2 million federal income tax net operating loss carryover expires over the period from 2030 through 2034. Our federal and state income tax returns are no longer subject to examination for years before 2011. We have taken no tax positions that, more likely than not, may not be realized.

The Company has established a valuation allowance to fully reserve the net deferred tax assets in the accompanying financial statements, due to the uncertainty of the timing and amounts of future taxable income.

NOTE 13 - COMMITMENTS AND CONTINGENCIES

In connection with the acquisition of Principal Sunrise IV (fka IS 46), a third-party arranged, on behalf of the Company, a letter of credit with the off-taker, Duke Energy Progress, Inc., in the amount of $800,000. In the event the letter of credit is drawn upon by the beneficiary, the Company is liable to the provider for the notional amount of the letter of credit plus its costs.

NOTE 14 - SUBSEQUENT EVENT

Convertible Debentures (TCH)

On July 1, 2015, the Company agreed to issue, in one or more separate tranches, up to $2,000,000 of a newly created Senior Secured Convertible Debenture ("Debentures") security to three of its existing equity investors: Steuben Investment Company II, L.P. ("Steuben"), TCH Principal Solar, LP, ("TCH"), and SMCDLB, LLC ("SMC"). The Debentures:

●	bear an interest rate of 8% per annum, due and payable at maturity;
●

mature on September 1, 2015, provided however that the maturity date may be extended up to six months from the closing date if the maturity date for the Alpha Capital Anstalt ("Alpha") debt is also extended to be co-terminus with the Debentures;

●	are convertible into the Company's $.01 par value Common Stock at a rate of two shares of Common Stock for each $1.00 invested ($.50 per share) in the Debentures; and
●	may be prepaid by the Company at any time without penalty upon 10 days notice.

In connection with the Debentures, the Company granted to the holders 60-month warrants to purchase up to 166,667 shares of Common Stock at a price of $6.00 per share.

On August 12, 2015, the Convertible Debentures (TCH) were repaid in full for an amount of $1.1 million including $10 thousand of accrued interest.

Short-Term Advance

On August 3, 2015, the Company accepted a short-term advance from one of its consultants of approximately $240 thousand. The advance was non-interest bearing except amounts outstanding beyond October 3, 2015, bear interest at a rate of 12% per annum. The Company incurred a one-time fee of $36 thousand in connection with the advance.

On August 12, 2015, the short-term advance was repaid in full for an amount of $240 thousand plus the fee of $36 thousand.

Assignment of Principal Sunrise IV

On August 11, 2015, the Company assigned its contractual rights under the MIPA for the amount of $7.0 million and the reimbursement of its advances to date under the MIPA of $4.7 million. The net proceeds from the assignment were scheduled to be received by the Company as follows: $7.6 million at closing; $2.5 million on August 31, 2015; $1.6 million at the project's commercial operation date, expected to be early 2016. The gain on the transaction is expected to be approximately $6.8 million after transaction costs estimated at $200,000.

Proceeds from the assignment were used to: repay debt and accrued interest of the Convertible Debentures held by Alpha ($1.3 million); redeem the outstanding Series A Preferred ($1.03 million); repay the Convertible Debenture (TCH) issued July 1, 2015 ($1.1 million); repay convertible notes payable, related party ($724 thousand); repay convertible notes payable ($51 thousand); repay a short-term advance of August 3, 2015 ($276 thousand); pay deferred compensation ($1.2 million), accounts payable, and for general working capital. Following application of the proceeds as described above, the Company has no debt or redeemable preferred stock outstanding except the Acquisition Note Payable (NOTE 5) and the note payable for insurance premiums.

In addition to amounts owed by the assignee to the Company at the project’s commercial operation date, the assignee owes the seller, Innovative Solar Systems, LLC, an additional $600 thousand. If the assignee, for whatever reason, fails to pay the amount due the seller, the Company has agreed to do so thereby creating a contingent liability of the Company. Additionally, as a part of the closing, the assignee and the Company agreed to escrow the scheduled August 31, 2015, payment pending the Company meeting its on-going responsibilities as co-developer including, but not limited to, advising on engineering matters, providing technical assistance on project design, overseeing substation design and construction, organizing documentation and permitting, interpreting test results, and opining on final acceptance matters, and resolving a fee dispute related to the project.  Finally, the assignee, the Company, and the third-party arranging a letter of credit in connection with Principal Sunrise IV (see NOTE 13), have separately agreed to relieve the Company of its obligation under the letter of credit.

Sale of Powerhouse One

On August 17, 2015, the Company sold its Powerhouse One subsidiary in exchange for $1.6 million, the payment of $767 thousand due to the minority owners, and extinguishmentof the Acquisition Note Payable (see NOTE 5) having an outstanding balance of $4.5 million. Proceeds from the sale will be used to further reduce accounts payable, deferred compensation, and for general working capital purposes. Though the asset represented the Company's primary source of revenue, the cost of operations and debt service consumed nearly all the net cash flow.

ITEM 2   MANAGEMENT’S DISCUSSION AND ANALYSIS OF FINANCIAL CONDITION AND RESULTS OF OPERATIONS

This Item 2 should be read in the context of the information included in our most recent Annual Report on Form 10-K filed with the Securities and Exchange Commission and elsewhere in this Quarterly Report, including our financial statements and accompanying notes in Item 1 of this Quarterly Report.

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

Our strategy is to couple an aggregate of fifty years of electric utility expertise with business expertise, entrepreneurial innovation, financial know-how, and solar engineering to create a new era in electricity generation.  We hope to become the recognized leader in solar energy delivery by consolidating a significant share of the fragmented solar market to gain significant momentum and, when grid parity (i.e., solar power being as expensive if not cheaper than traditionally generated energy) has arrived, building large scale projects with an ultimate goal of generating gigawatts (GW) of cost effective, clean electricity with the goal of stabilizing electrical prices and preserving natural resources.

COMPARISON OF OPERATING RESULTS

(all amounts rounded to the nearest thousand)

Three Months Ended June 2015 and 2014

Power generation revenue was $288 thousand in 2015 compared to $283 thousand in 2014.

Direct operating costs declined $23 thousand in 2015 compared to 2014. Repairs and maintenance decreased by $15 thousand reflecting 2014 costs incurred to clear trees and perform additional preventative maintenance. Insurance and lease expense each decreased by $5 thousand as 2014 reflecting a cumulative adjustment from prior periods. Property taxes increased by $5 thousand as 2015 included cumulative adjustments from prior periods. Other direct costs netted to a decrease of $3 thousand.

The increase in general and administrative expenses of approximately $850 thousand was comprised of:

Increases

●

an increase in equity compensation (non-cash) expense of $154 thousand resulting from option grants to members of the Board of Directors, and $21 thousand resulting from options granted to executives and Board members in the intervening periods

●	an increase in consulting costs of $99 thousand resulting from two additional individuals supporting our fundraising efforts
●	an increase of $46 thousand stemming from the engagement of an investor relations firm in connection with a public offering
●	an increase of $700 thousand for accounting, legal, offering expenses and filing fees resulting from a public offering that was ultimately withdrawn

Decreases

●	a decrease of $29 thousand in public relations expenses as we renegotiated the contract to better reflect our level of activity and a shift to investor relations
●	a decrease of $21 thousand in the Delaware franchise tax as 2014 included a cumulative full year adjustment for 2013 whereas the expense is now recorded and paid quarterly
●	a reclassification of $100 thousand in advisory and engineering expenses to construction in progress.
●	other changes netting to a decrease of $20 thousand

Interest expense increased by $662 thousand including an increase of $676 thousand ($44 thousand in cash and $632 thousand non-cash reflecting the amortization of the debt discount attributed to the warrants) resulting from the March 2, 2015, issuance of debentures to Alpha Capital Anstalt; offset by a $12 thousand decrease resulting from the cessation at December 31, 2014, of the interest accrual for legacy liabilities; and other insignificant changes.

Due to movements in the price of the Company's stock, the withdrawal of a public offering, and changes in the Company's future prospects, our independent valuation firm estimated a decline at June 30, 2015, in the value of the warrants issued in connection with the March 2, 2015, issuance of debentures to Alpha Capital Anstalt. As a result, the derivative liability was reduced and the Company recorded a gain of $963 thousand in the three months ended June 30, 2015.

Six Months Ended June 2015 and 2014

Power generation revenue was $472 thousand in 2015 compared to $501 thousand in 2014, a decrease of $29 thousand. The decrease is due to protracted snows in the northeastern U.S. during the last winter (the location of our SunGen Mill 77 facility) and extended periods of rain in the Midwest in the spring (the location of our Powerhouse One facility).

Direct operating costs declined $23 thousand in 2015 compared to 2014. Repairs and maintenance decreased by $15 thousand reflecting 2014 costs incurred to clear trees and perform additional preventative maintenance. Insurance and lease expense each decreased by $5 thousand as 2014 reflecting a cumulative adjustment from prior periods. Property taxes increased by $5 thousand as 2015 included cumulative adjustments from prior periods. Other direct costs netted to a decrease of $3 thousand.

The increase in general and administrative expenses of approximately $1.3 million was comprised of:

Increases

●

an increase in equity compensation (non-cash) expense of $474 thousand for a total of $535 thousand for the six months including $341 thousand resulting from option grants to members of the Board of Directors, $110 thousand resulting from option grants to advisors, $37 thousand resulting from options granted to a business partner; and $47 thousand resulting from option granted in prior periods

●	an increase in consulting costs of $128 thousand resulting from two additional individuals supporting our fundraising efforts
●

an increase of $32 thousand in legal fees stemming from financings including the March 2, 2015, including $30 thousand stemming from the issuance of debentures with Alpha Capital Anstalt, $10 thousand stemming from the May 6, 2015, issuance of Series A Preferred stock, offset by decreases in other legal fees

●	an increase of $93 thousand stemming from the engagement of an investor relations firm in connection with a public offering
●	an increase of $741 thousand for accounting, legal, offering expenses and filing fees resulting from a public offering that was ultimately withdrawn

Decreases

●	a decrease of $67 thousand in public relations expenses as we renegotiated the contract to better reflect our level of activity and a shift to investor relations
●	a decrease of $25 thousand in the Delaware franchise tax as 2014 included a cumulative full year adjustment for 2013 whereas the expense is now recorded and paid quarterly
●	a reclassification $100 thousand of advisory and engineering expenses to construction in progress.
●	other changes netting to a decrease of $20 thousand

Interest expense increased by $885 thousand including an increase of $866 thousand ($33 thousand in cash and $833 thousand non-cash reflecting the amortization of the debt discount attributed to the warrants) resulting from the March 2, 2015, issuance of debentures to Alpha Capital Anstalt; an increase of $44 thousand incurred for the convertible notes (related parties and others); offset by a $25 thousand decrease resulting from the cessation at December 31, 2014, of the interest accrual for legacy liabilities; and other insignificant changes.

Due to movements in the price of the Company's stock, the withdrawal of a public offering, and changes in the Company's future prospects, our independent valuation firm estimated a decline at June 30, 2015, in the value of the warrants issued in connection with the March 2, 2015, issuance of debentures to Alpha Capital Anstalt. As a result, the derivative liability was reduced and the Company recorded a gain of $944 thousand in the six months ended June 30, 2015.

COMPARISON OF BALANCE SHEETS

(all amounts rounded to the nearest thousand)

Significant changes in the balance sheet between June 30, 2015, and December 31, 2014, include the following:

Accounts receivable increased by $92 thousand due to better production in May/June compared to the November/December.

Deposits were $250 thousand in December 2014 consisting on money advances on Principal Sunrise V, and $70 thousand in June 2015 consisting of amounts advanced in anticipation a public offering later withdrawn. The funds were refunded to the Company in July 2015.

Construction in progress increased $4.4 million between December 2014 and June 2014 reflecting additional development on Principal Sunrise IV.

Compensation payable increased $399 thousand between December 2014 and June 2014 reflecting the ongoing deferral of compensation by the Company's senior team.

Accounts payable increased $1.0 million between December 2014 and June 2014 reflecting the Company's limited availability of funds during that time.

Increases in convertible notes payable, convertible debenture payable, mandatorily redeemable Series A preferred stock, and the interest payable and additional paid in capital between December 2014 and June 2014 reflects the Company's ongoing fundraising efforts to meet its finding needs.

The increase in accrued expenses of $574 thousand between December 2014 and June 2014 reflects estimated costs associated with an anticipated public offering later withdrawn.

The creation of the derivative liability on warrants arising between December 2014 and June 2014 reflects the warrants issued in connection with the convertible debenture with Alpha Capital Anstalt.

LIQUIDITY AND CAPITAL RESOURCES

Sources of Liquidity and Trends In Liquidity

Assignment of Principal Sunrise IV

On August 11, 2015, the Company assigned its contractual rights under the MIPA to acquire Principal Sunrise IV for the amount of $7.0 million and the reimbursement of its advances to date under the MIPA of $4.7 million. The net proceeds from the assignment were scheduled to be received by the Company as follows: $7.6 million at closing; $2.5 million on August 31, 2015; $1.6 million at the project's commercial operation date, expected to be early 2016.

Proceeds from the assignment were used to: repay all outstanding debt and redeemable preferred stock other than the Acquisition Note Payable and the note payable for insurance premiums. Assigning its rights to Principal Sunrise IV also relieved the Company of ongoing payment obligations totaling more than $500 thousand per month plus the cost of ongoing development efforts. Using the proceeds, the Company was also able to reduce its deferred compensation ($1.2 million) and its accounts payable. Following application of the proceeds from the assignment, the Company has no debt or redeemable preferred stock outstanding except the Acquisition Note Payable (NOTE 6 in Item 1 Financial Statements hereof.) and the note payable for insurance premiums.

Sale of Powerhouse One

On August 17, 2015, the Company sold its Powerhouse One subsidiary in exchange for $1.5 million, the payment of $767 thousand due to the minority owners, and assumption of the Acquisition Note Payable (see NOTE 5) having an outstanding balance of $4.5 million. Proceeds from the sale will be used to further reduce accounts payable, deferred compensation, and for general working capital purposes. Though the asset represented the Company's primary source of revenue, the cost of operations and debt service consumed nearly all the net cash flow.

Eliminating a significant amount of debt, the redeemable preferred stock, and the ongoing monthly obligations for Principal Sunrise IV, the Company is in an improved situation but remains dependent upon the remaining payments from the assignment of Principal Sunrise IV to maintain its business. Eliminating the debt, the redeemable preferred stock, and having the Acquisition Note Payable assumed as a part of the sale of Powerhouse One, also removed all prohibitions to raise money through future debt and equity offerings.

Cash flows from existing sources do not cover the costs of administering our business and our monthly net cash flow reflects a deficit of between $150,000 and $200,000 each month. We also expect the need for additional funds to increase as we seek additional acquisitions and meet our increasing reporting obligations (which will increase our quarterly operating expenses in connection with costs relating to the preparation of and filing of periodic reports, financial statements and other disclosures and filings with the Securities and Exchange Commission, which we estimate in the amount of $100,000 per quarter), and provide for the ongoing payments for our pending acquisitions until permanent financing is arranged, an additional $550,000 to $700,000 per month.

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

To date, we have funded our operations primarily through private placements of common stock and convertible debt securities.  Since the date of the reverse merger with Principal Solar Texas, we have sold 2,085,004 shares of our common stock for aggregate proceeds of $8,453,041. These sales of our common stock reflect issuance prices ranging from $2.20 to $6.76 per share (weighted average of $4.05). Though no longer outstanding, we have previously sold convertible debt yielding gross proceeds of $1,930,000, and preferred shares yielding proceeds of $990 thousand. Although we have successfully financed our operations through the issuance of common stock and convertible debt to date, we cannot be assured that we will be able to continue to be successful in financing our operations in the future.

Future acquisitions are expected to be separately financed and self-supporting from a cash flow perspective.

OFF-BALANCE SHEET ARRANGEMENTS

The assignment of the Company's contractual rights under the MIPA to acquire Principal Sunrise IV described under Liquidity and Capital Resources, eliminated the off-balance sheet obligation thereunder.

Principal Sunrise V (fka "IS 42") (pending)

On March 2, 2015, the Company entered into a MIPA with Innovative Solar Systems, LLC, a solar developer operating primarily in North Carolina, to acquire Innovative Solar 42, LLC ("PS V"), the owner of a 72.9mw AC solar project to be built in Fayetteville, North Carolina. PS V holds a single and intangible asset, a 10-year power purchase agreement ("PPA") with Duke Energy Progress, Inc. PS V does not have, nor has it ever had, any other assets, any liabilities, any employees, any revenues, or any operations of any kind. As such, PS V is not a "business" as defined in the accounting literature, and it has no historical financial statements. PSI agreed to pay Innovative Solar Systems, LLC $5,832,000 for 100% of the membership interest of PS V in a series of payments of approximately $300,000 per month between execution of the MIPA and the financial close (the point at which all project financing is arranged), and a balloon payment at financial close sufficient to having cumulatively paid 70% of the $5,832,000 purchase price. The remaining 30% of the purchase price will be paid in installments of $150,000 per month through the project's commercial operation date. At June 30, 2015, a total of $1,170,000 has been paid to date, and failure by the Company to make any of the future scheduled payments may result in the loss of all payments made through such date. The Company is working with engineering and construction firms on final designs, and the total cost of the project based upon the preliminary work is expected to be approximately $147.2 million. The Company is in discussion with multiple parties to provide the acquisition, construction, and permanent financing for the project, however, no assurance can be given that adequate financing on terms acceptable, or even available, to the Company will be obtained. Closing of the acquisition is expected to occur no later than August 30, 2015, and construction is expected to be completed in early 2016.

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

Evaluation of Disclosure Controls and Procedures

The Company's principal executive officer and its principal financial officer carried out an evaluation of the effectiveness of the design and operation of the Company's disclosure controls and procedures (as such term is defined in Rules 13a-15(e) and 15d-15(e) under the Exchange Act) as of June 30, 2015, pursuant to Exchange Act Rule 13a-15. Based upon that evaluation, the Company's Chief Executive Officer and Chief Financial Officer concluded the Company's disclosure controls and procedures were effective as of June 30, 2015.

Changes In Internal Controls Over Financial Reporting

There were no changes in our internal controls over financial reporting during the three months ended June 30, 2015, that have materially affected, or are reasonably likely to materially affect, our internal controls over financial reporting. See Risk Factors in Part II item 1A herein.

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

PART II

ITEM 1       LEGAL PROCEEDINGS

The descriptions of liabilities arising from the reverse merger in Note 3 of the Notes to Unaudited Consolidated Financial Statements in Part I Item 1 of this Quarterly Report is incorporated herein by reference.

ITEM 1A    RISK FACTORS

An additional risk factors not included in the Annual Report on Form 10-K filed with the SEC on March 17, 2015, or the Quarterly Reports on Form 10- Q filed May 13, 2015:

The sale of the Company's Powerhouse One subsidiary leaves it with no meaningful source of revenue.

Historically, more than 96% of our consolidated power generation revenue arose from our Powerhouse One solar installation in Fayetteville, Tennessee. With the sale of Powerhouse One, the Company has eliminated it primary source of revenue and is dependent upon the remaining payments from the assignment of its contractual rights in Principal Sunrise IV and the proceeds from the sale of Powerhouse One to maintain its business.

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

On May 6, 2015, the Company contracted to issue, in two separate tranches, 500,000 shares of its newly designated $.01 par value Series A Preferred stock ("Series A Preferred") to an unrelated investor at a purchase price of $4.00 per share that could result in proceeds to the company of up to $2,000,000. The preferred shares have a dividend rate of 12% per annum and, along with accrued dividends, are convertible into shares of our Common Stock at a price of $4.00 per share at any time on or before the third day following the receipt of proceeds from the Company's current public offering. If the shares are not converted by the holder during that time, the Company shall redeem the shares at face value plus accrued dividends from the proceeds of the public offering. In connection with the issuance, the Company granted the holder warrants to purchase 375,000 shares of its Common Stock, also in two tranches, at a purchase price of $6.00 per share. Use of proceeds from the issuance is limited to repayment of a certain convertible note outstanding in the amount of $50,000, development of PS IV and PS V, and general corporate purposes. The Company agreed to deliver subordination agreements regarding convertible notes held by related parties, and the incurrence of additional debt or issuance of additional equity instruments superior to the Series A Preferred, the payment of dividends, or the repurchase of our Common shares is prohibited.

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

August 19, 2015
PRINCIPAL SOLAR, INC.
(Registrant)

/s/ David N. Pilotte
David N. Pilotte
Chief Financial Officer

EXHIBIT INDEX

Exhibit Number	Description of Exhibit

2.1(1)	Exchange Agreement (March 7, 2011), Principal Solar (Texas), the Company, the shareholders of Principal Solar (Texas) and Pegasus Funds LLC

3.1(13)	Certificate of Incorporation (Delaware) (September 27, 2012)

3.2(13)	Certificate of Ownership and Merger (Delaware) (October 3, 2012)

3.3(12)	Bylaws

3.4 (10)	Certificate of Amendment to the Certificate of Incorporation (May 6, 2015)

4.1(1)	Form of Common Stock Certificate

4.2(5)	2014 Equity Incentive Plan (June 11, 2014)

4.3(6)	8% Senior Secured Convertible Debenture due September 2, 2015, with Alpha Capital Anstalt (March 2, 2015)

4.4(6)	Common Stock Purchase Warrant with Alpha Capital Anstalt (March 2, 2015)

4.5(17)	Binding Term Sheet to issue up to $2 million in Senior Secured Convertible Debentures dated July 1, 2015

10.1(1)	Employment Agreement with Michael Gorton (January 1, 2012)

10.2(1)	Form of Nonstatutory Stock Option Agreement

10.3(1)	Form of Nonstatutory Stock Option Grant Notice

10.4(1)	Employment Agreement with R. Michael Martin

10.5(1)	Common Stock Warrant to Purchase 151,050 Shares of Common Stock (Bridge Bank) (June 17, 2013)

10.6(1)	Warrant to Purchase 2,181,818 Shares of Common Stock (Steuben Investment Company II, L.P.) (June 14, 2013)

10.7(1)	Registration Rights Agreement (Steuben Investment Company II, L.P.) (June 14, 2013)

10.8(1)	Purchase and Sale Agreement (Powerhouse One, LLC Acquisition) (December 31, 2012)

10.9(1)	First Amendment to Purchase and Sale Agreement (Powerhouse One, LLC Acquisition) (June 2013)

10.10(1)	Loan and Security Agreement (Powerhouse One, LLC Acquisition) (June 2013)

10.11(1)	Pledge and Security Agreement dated June 10, 2013, by and between the Company, Vis Solis, Inc. and Astrosol, Inc. in favor of Bridge Bank

10.12(1)	Guaranty dated June 10, 2013 by the Company in favor of Bridge Bank

10.13(1)	Consulting Agreement with Carlyle Capital Markets, Inc. (December 4, 2013)

10.14(2)	Letter Agreement with Steuben Investment Company II, L.P. Regarding Registration Rights Agreement Penalties (February 5, 2014)

10.15(2)	Professional Services Agreement with DNP Financial, LLC (January 14, 2014)

10.16(2)	Form of Generation Partners Amended and Restated Pilot Extended Participation Agreement (power purchase agreement)

10.17(3)	Form of Convertible Corporate Promissory Note (Secured) with Messrs. Heller and Marmol (June 5, 2014)

10.18(3)	Form of Corporate Security Agreement with Messrs. Heller and Marmol (June 5, 2014)

10.19(4)	Amendment #1 to Registration Rights Agreement (October 7, 2014)

10.20(5)	Membership Interest Purchase Agreement with Innovative Solar Systems, LLC re Innovative Solar 46, LLC (November 6, 2014)

10.21(5)	Warrant Exercise Agreement with Steuben Investment Company II, L.P. (November 1, 2014)

10.22(5)	Form of Note and Security Modification Agreement re Corporate Convertible Promissory Note (Secured) with Messrs. Heller and Marmol (December 5, 2014)

10.23(5)	Form of Stock Option Notice and Agreement

10.24(6)	Securities Purchase Agreement with Alpha Capital Anstalt (March 2, 2015

10.25(6)	Security Agreement with Alpha Capital Anstalt (March 2, 2015)

10.26(6)	Subsidiary Guaranty with Alpha Capital Anstalt (March 2, 2015)

10.27(9)	Engineering, Procurement and Construction Agreement between Principal Solar, Inc. and Alpha Technologies Services (April 27, 2015)

10.28(11)	Membership Interest Purchase Agreement with Innovative Solar Systems, LLC re Innovative Solar 42, LLC (March 2, 2015)

10.29(13)	Purchase and Sale Agreement with SMCDLB, LLC re Series A Preferred Stock (May 15, 2015)

10.30(13)	Warrant to Purchase Common Stock issued to SMCDLB, LLC (May 15, 2015)

10.31(13)	Form of Note and Security 2nd Modification Agreement re Corporate Convertible Promissory Note (Secured) with Messrs. Gorton, Heller, and Marmol (May 11, 2015)

10.32(8)	Binding Term Sheet re Joint Development Agreement by and between Principal Solar, Inc. and Energy Surety Partners, LLC dated June 5, 2015.

10.33(16)	Binding Term Sheet by and between Principal Solar, Inc. and Innovative Solar Systems, LLC dated June 9, 2015

10.34(18)

Assignment Agreement among Principal Solar, Inc., Carolina Energy Partners II, LLC, and Innovative Solar Systems, LLC dated August 11, 2015, re the Membership Interest Purchase Agreement to acquire Innovative Solar 46, LLC dated November 6, 2014

10.35*	Purchase and Sale Agreement by and among Principal Solar, Inc. et al (sellers) and Magnolia Sun, LLC (buyer) re the sale of Powerhouse One, LLC (August 18, 2015)

14.1(7)	Code of Business Conduct (March 10, 2015)

21.1(15)	Subsidiaries of the Registrant

31.1*	Certification pursuant to Rule 13a-14(a)/15d-14(a) (Chief Executive Officer)

31.2*	Certification pursuant to Rule 13a-14(a)/15d-14(a) (Chief Financial Officer)

32.1*	Section 1350 Certification (Chief Executive Officer)

32.2*	Section 1350 Certification (Chief Financial Officer)

99.1(1)	Glossary

101.INS*	XBRL Instance
101.SCH*	XBRL Taxonomy Extension Schema
101.CAL*	XBRL Taxonomy Extension Calculation
101.DEF*	XBRL Taxonomy Extension Definition
101.LAB*	XBRL Taxonomy Extension Labels
101.PRE*	XBRL Taxonomy Extension Presentation

* Filed herewith.

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

(8) Filed as Exhibits to the Company's Registration Statement on Form S-1/A, Amendment No. 3 (File: 333-203075), filed with the Securities and Exchange Commission on June 5, 2015.

(9) Filed as an exhibit to the Company's Current Report on Form 8-K (File: 333-193058) filed with the Securities and Exchange Commission on May 1, 2015, and incorporated herein by reference.

(10) Filed as an exhibit to the Company's Current Report on Form 8-K (File: 333-193058) filed with the Securities and Exchange Commission on May 12, 2015, and incorporated herein by reference.

(11) Filed as an exhibit to the Company's Quarterly Report on Form 10-Q (File: 333-193058) filed with the Securities and Exchange Commission on May 13, 2015, and incorporated herein by reference.

(12) Filed as exhibit 3.2 to the Company’s Registration Statement on Form S-1 (File: 333-193058), filed with the Securities and Exchange Commission on December 23, 2013, and incorporated herein by reference.

(13) Filed as Exhibits to the Company’s Registration Statement Filed on Form S-1/A, Amendment No. 1 (File: 333-203075), filed with the Securities and Exchange Commission on May 19, 2015.

(14) Filed as Exhibits to the Company’s Registration Statements on Form S-1/A, Amendment No. 2 (File: 333-203075), filed with the Securities and Exchange Commission on May 21, 2015.

(16) Filed as an Exhibit to the Company’s Registration Statement on Form S-1/A, Amendment No. 4 (File: 333-203075), filed with the Securities and Exchange Commission on June 11, 2015.

(17) Filed as an exhibit to the Company's Current Report on Form 8-K/A (File: 333-193058) filed with the Securities and Exchange Commission on July 8, 2015, and incorporated herein by reference.

(18) Filed as an exhibit to the Company's Current Report on Form 8-K (File: 333-193058) filed with the Securities and Exchange Commission on August 17, 2015, and incorporated herein by reference.