Form 10-Q
period 2015-09-30
Principal Solar, Inc.
filed 2015-11-16
CIK 1587476

UNITED STATES

SECURITIES AND EXCHANGE COMMISSION

Washington, D.C. 20549

FORM 10-Q

QUARTERLY REPORT PURSUANT TO SECTION 13 OR 15(d)

OF THE SECURITIES EXCHANGE ACT OF 1934

For the quarterly period ended September 30, 2015

Commission File No. 333-193058

PRINCIPAL SOLAR, INC.

(Exact name of registrant as specified in its charter)

Delaware	27-3096175
(State or other jurisdiction of incorporation or organization)	(I.R.S. Employer Identification No.)

211 N. Ervay, Suite 300 Dallas, Texas 75201

(Address of principal executive offices)

(855) 774-7799

(Registrant’s telephone number, including area code)

Indicate by check mark whether the registrant (1) has filed all reports required to be filed by Section 13 or 15(d) of the Securities Exchange Act of 1934 during the preceding 12 months (or for such shorter period that the registrant was required to file such reports), and (2) has been subject to such filing requirements for the past 90 days. Yes ☑ No ☐

Indicate by check mark whether the registrant has submitted electronically and posted on its corporate Website, if any, every Interactive Data File required to be submitted and posted pursuant to Rule 405 of Regulation S-T (§232.405 of this chapter) during the preceding 12 months (or for such shorter period that the registrant was required to submit and post such files). Yes ☑ No ☐

Indicate by check mark whether the registrant is a large accelerated filer, an accelerated filer, a non-accelerated filer, or a smaller reporting company. See the definitions of “large accelerated filer”, “accelerated filer” and “smaller reporting company” in Rule 12b-2 of the Exchange Act.

Large accelerated filer ☐	Accelerated filer ☐	Non-accelerated filer ☐	Smaller reporting company ☑

Indicate by check mark whether the registrant is a shell company (as defined in Rule 12b-2 of the Exchange Act). Yes  ☐  No  ☑

The number of shares outstanding of the registrant’s common stock as of November 16, 2015, was 5,604,181

INTRODUCTORY COMMENT

In this Quarterly Report on Form 10-Q, the terms "we," "us," "our," "Company," “PSWW”, “PSI”, and “Principal Solar” refer to Principal Solar, Inc., a Delaware corporation, and its subsidiaries.

FORWARD-LOOKING STATEMENTS

When used in this Report, the words “may,” “will,” “expect,” “anticipate,” “continue,” “estimate,” “intend,” and similar expressions are intended to identify forward-looking statements within the meaning of Section 27A of the Securities Act of 1933, as amended (the “Act”) and Section 21E of the Securities Exchange Act of 1934, as amended (the “Exchange Act”) regarding events, conditions and financial trends which may affect the Company’s future plans of operations, business strategy, operating results, and financial position. Such statements are not guarantees of future performance and are subject to risks and uncertainties and actual results may differ materially from those included within the forward-looking statements for various reasons, including those identified under Risk Factors included in our Annual Report on Form 10-K filed on March 17, 2015, and Forms 10-Q filed May 13, 2015 and August 19, 2015. Readers are cautioned not to place undue reliance on these forward-looking statements, which speak only as of the date made. Except as required under federal securities laws and the rules and regulations of the United States Securities and Exchange Commission, the Company does not undertake, and specifically declines, any obligation to update any of these statements or to publicly announce the results of any revisions to any forward-looking statements after the distribution of this report, whether as a result of new information, future events, changes in assumptions, or otherwise.

PART I

ITEM 1 - FINANCIAL STATEMENTS

PRINCIPAL SOLAR, INC.

CONSOLIDATED BALANCE SHEETS

(Unaudited)

	September 30,	December 31,
	2015	2014
ASSETS

Current Assets
Cash and equivalents	$862,164	$104,328
Accounts receivable	2,832	105,143
Deposits	2,500,000	250,000
Prepaid assets	18,112	49,831
Other receivable	1,624,000	-
Total current assets	5,007,108	509,302
Other Assets
Solar arrays at cost, net	326,346	6,563,704
Construction in progress	5,044,070	912,445
Restricted cash	-	103,094
Total other assets	5,370,416	7,579,243

Total assets	$10,377,524	$8,088,545

LIABILITIES AND STOCKHOLDERS' EQUITY
Current Liabilities
Accounts payable	$632,481	$293,239
Compensation payable	476,756	1,076,448
Interest payable	10,783	81,748
Accrued expenses and other liabilities	51,564	15,881
Note payable for insurance premiums	-	33,250
Current portion of acquisition note payable, net of discount	-	249,816
Convertible notes, related parties	-	630,000
Convertible note, Arowana	1,880,595	-
Deferred gain on assignment of Principal Sunrise IV	2,500,000	-
Liabilities arising from reverse merger	1,003,839	1,003,839
Income taxes payable	83,953	-
Total current liabilities	6,639,971	3,384,221
Other Liabilities
Acquisition note payable, net of discount	-	4,403,163
Total liabilities	6,639,971	7,787,384

Commitments and Contingencies

Stockholders' Equity
Preferred stock: $0.01 par value; 100,000,000 shares authorized; 500,000 designated as Series A and 0 shares outstanding at September 30, 2015	-	-
Common stock: $0.01 par value, 300,000,000 shares authorized, 5,604,181 and 5,311,817 shares issued and outstanding at September 30, 2015 and December 31, 2014, respectively	56,042	53,118
Additional paid-in capital	12,249,838	9,897,412
Accumulated deficit	(8,568,327)	(10,482,079)
Equity (deficit) attributable to common stockholders	3,737,553	(531,550)
Noncontrolling interest in subsidiary	-	832,711
Total stockholders' equity	3,737,553	301,161
Total liabilities and stockholders' equity	$10,377,524	$8,088,545

The accompanying notes are an integral part of these consolidated financial statements.

PRINCIPAL SOLAR, INC.

CONSOLIDATED STATEMENTS OF OPERATIONS

(Unaudited)

	Three Months Ended		Nine Months Ended
	September 30,		September 30,
	2015	2014	2015	2014

Revenues
Power generation	$7,601	$283,582	$479,489	$784,188
Total revenues	7,601	283,582	479,489	784,188
Cost of revenues
Depreciation	4,220	93,972	155,210	249,345
Direct operating costs	6,655	64,672	110,658	174,829
Total cost of revenues	10,875	158,644	265,868	424,174
Gross profit (loss)	(3,274)	124,938	213,621	360,014

General and administrative expenses	378,289	1,597,718	2,701,815	2,586,958
Gain on sale and assignment of assets	(4,945,145)	-	(4,945,145)	-
Operating profit (loss)	4,563,582	(1,472,780)	2,456,951	(2,226,944)
Other (income) expense
Interest expense	575,760	147,130	1,682,178	368,789
Gain on derivative liability warrants	(306,451)	(31,079)	(1,250,000)	(32,239)
Total other (income) expense	269,309	116,051	432,178	336,550

Income (loss) before provision for income taxes	4,294,273	(1,588,831)	2,024,773	(2,563,494)
Provision for income taxes	83,953	614	86,486	3,915
Net income (loss)	4,210,320	(1,589,445)	1,938,287	(2,567,409)
Income attributable to noncontrolling interest in subsidiary	-	(14,509)	(24,535)	(34,932)
Net income (loss) before preferred stock accretion and dividends	4,210,320	(1,603,954)	1,913,752	(2,602,341)
Redeemable Series A preferred stock accretion and dividends	-	-	(184,896)	-
Net income (loss) attributable to common stockholders	$4,210,320	$(1,603,954)	$1,728,856	$(2,602,341)

Net income (loss) per share attributable to common stockholders, basic	$0.75	$(0.32)	$0.31	$(0.53)
Net income (loss) per share attributable to common stockholders, diluted	$0.63	$(0.32)	$0.31	$(0.53)

Weighted average shares outstanding, basic	5,604,181	4,991,432	5,550,505	4,880,992
Weighted average shares outstanding, diluted	6,808,998	4,991,432	6,261,432	4,880,992

The accompanying notes are an integral part of these consolidated financial statements.

PRINCIPAL SOLAR, INC.

CONSOLIDATED STATEMENT OF STOCKHOLDERS' EQUITY

(Unaudited)

			Additional		Principal	Non-
	Common Stock		Paid-in	Accumulated	Solar, Inc.	Controlling
	Shares	Amount	Capital	Deficit	Total	Interest	Total
December 31, 2014	5,311,817	$53,118	$9,897,412	$(10,482,079)	$(531,549)	$832,711	$301,162
Fractional shares issued in reverse stock split	25	-	-	-	-	-	-
Common stock issued for cash	279,839	2,799	1,676,201	-	1,679,000	-	1,679,000
Series A Preferred stock and warrants issued for cash	-	-	(10,293)	-	(10,293)	-	(10,293)
Stock-based employee compensation expense	-	-	482,615	-	482,615	-	482,615
Stock-based advisor compensation	12,500	125	146,875	-	147,000	-	147,000
Preferred stock dividends	-	-	(18,333)	-	(18,333)	-	(18,333)
Warrants issued with debt	-	-	75,361	-	75,361	-	75,361
Sale of Powerhouse One	-	-	-		-	(857,246)	(857,246)
Net income	-	-	-	1,913,752	1,913,752	24,535	1,938,287
September 30, 2015	5,604,181	$56,042	$12,249,838	$(8,568,327)	$3,737,553	$-	$3,737,553

The accompanying notes are an integral part of these consolidated financial statements.

PRINCIPAL SOLAR, INC.

CONSOLIDATED STATEMENTS OF CASH FLOWS

(Unaudited)

	Nine Months Ended September 30,
	2015	2014

OPERATING ACTIVITIES
Net income (loss )	$1,938,287	$(2,567,407)
Adjustments to reconcile net income (loss) to net cash used in operating activities:
Depreciation and amortization	155,210	249,345
Stock-based employee compensation expense	482,615	85,990
Stock-based advisor compensation expense	109,500	987,882
Gain on sale and assignment of assets	(4,945,145)	-
Gain on derivative liability on warrants	(1,250,000)	(32,239)
Amortization of debt discounts	1,375,419	15,273
Option to acquire noncontrolling interest	-	46,010
Change in operating assets and liabilities:
Accounts receivable	102,311	(66,903)
Deposits	-	(490,000)
Prepaid assets	31,719	11,250
Other receivables	(1,624,000)	-
Liabilities arising from reverse merger	-	37,404
Accounts payable	285,785	322,022
Compensation payable	(599,692)	36,046
Interest payable	(70,965)	27,527
Accrued expenses and other liabilities	35,683	10,000
Income taxes payable	83,953	-
Net cash used in operating activities	(3,889,320)	(1,327,800)

INVESTING ACTIVITIES
Sale and assignment of assets	15,440,002	-
Non-controlling interest in Powerhouse One	(857,246)	-
Construction in progress	(8,203,376)	-
Net cash provided by investing activities	6,379,380	-

FINANCING ACTIVITIES
Proceeds from convertible note (Arowana)	1,880,595	-
Proceeds from sale of common stock	1,679,000	1,356,100
Proceeds from convertible debenture (Alpha)	1,250,000	-
Repayment of convertible debendure (Alpha)	(1,250,000)	-
Series A Preferred stock and warrants issued for cash	989,707	-
Redemption of Series A Preferred stock	(1,000,000)	-
Proceeds from convertible debentures (TCH)	1,089,535	-
Repayment of convertible debentures (TCH)	(1,089,535)	-
Proceeds from convertible note, non-related party	50,000	-
Repayment of convertible note, non-related party	(50,000)	-
Repayment of acquisition note payable	(4,703,037)	(173,482)
Proceeds from short-term note, related party	240,293	500,000
Repayment of convertible notes, related parties	(870,293)	-
Payments on note payable for insurance premiums	(33,250)	(9,040)
Dividends on Series A Preferred Stock	(18,333)	-
Change in restricted cash	103,094	(39,231)
Net cash provided by (used in) financing activities	(1,732,224)	1,634,347

Increase in cash and equivalents	757,836	306,547
Cash and equivalents, beginning of period	104,328	122,533
Cash and equivalents, end of period	$862,164	$429,080

Supplemental Disclosures
Interest paid	$492,961	$288,527

Income taxes paid	$-	$-

Non-Cash Transactions:
Deposit for deferred gain on assignment of Principal Sunrise IV	$2,500,000	$-
Deposit applied to construction in progress	250,000	-
Construction in progress in accounts payable	53,457	-
Stock based advisor compensation expense	37,500	-
Derivative liability on investor warrants	-	1,170,459
Redemption of convertible notes payable and accrued interest for stock	-	145,990
Discount on acquisition note payable	-	81,449
Option to acquire non-controlling intereset in subsidiary	-	46,010
Note payable for insurance premiums	-	11,250

The accompanying notes are an integral part of these consolidated financial statements.

PRINCIPAL SOLAR, INC.

NOTES TO UNAUDITED CONSOLIDATED FINANCIAL STATEMENTS

NOTE 1 - OVERVIEW

Basis of Presentation

The unaudited consolidated financial statements and related notes of have been prepared pursuant to Article 8-03 of the rules and regulations of the Securities and Exchange Commission (the “SEC”). Accordingly, certain information and footnote disclosures normally included in financial statements prepared in accordance with accounting principles generally accepted in the United States of America ("GAAP") have been omitted. In the opinion of management, all adjustments and information (consisting only of normal recurring accruals) considered necessary for a fair presentation of the accompanying unaudited consolidated financial statements have been included.

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

Going Concern

The accompanying consolidated financial statements have been prepared assuming the Company will continue as a going concern. As of September 30, 2015, the Company has an accumulated deficit of approximately $8.6 million, and the Company has had cumulative negative cash flows from operations since inception. Its ability to continue as a going concern is dependent upon the ability of the Company to obtain the necessary financing, likely through the continued sale of its equity and equity-linked securities or through a strategic partnership, to meet its obligations and pay its liabilities arising from normal business operations when they come due. The outcome of these matters cannot be predicted with any certainty at this time and raise substantial doubt that the Company will be able to continue as a going concern. These consolidated financial statements do not include any adjustments to the amounts and classification of assets and liabilities that may be necessary should the Company be unable to continue as a going concern.

Concentration

Historically, approximately 96% of our consolidated power generation revenue arose from our Powerhouse One solar installation. The Powerhouse One subsidiary was sold in August 2015 (see NOTE 6, "Sale of Powerhouse One").

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

Principles of Consolidation

The Company consolidates the financial position, results of operations, and cash flows of all majority-owned subsidiaries. The consolidated financial statements include the accounts of the Company (including the dba Principal Solar Institute) and its subsidiaries SunGen Mill 77, LLC; SunGen Step Guys, LLC; and Powerhouse One, LLC (through the sale date). Significant intercompany accounts and transactions have been eliminated in consolidation.

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

Fair Value Instruments

On March 2, 2015, the Company entered into a convertible debenture with Alpha Capital Anstalt ("Alpha") (See NOTE 7 - "Convertible Debenture (Alpha)"). In connection with the loan, the Company granted Alpha complex warrants with certain "down round" protection. As such, they were treated as a derivative liability and were valued using a binomial lattice-based option valuation model using holding period assumptions developed from the Company's business plan and management assumptions, and expected volatility from comparable companies including OTC Pink® and small-cap companies. Increases or decreases in the Company's share price, the volatility of the share price, changes in interest rates in general, and the passage of time all impacted the value of these warrants. The Company re-values these warrants at the end of each reporting period and any changes are reflected as gains or losses in current period results. (See NOTE 9 - DERIVATIVE LIABILITY ON WARRANTS). In August 2015, all principal and interest pursuant to the convertible debenture was paid in full thus eliminating the terms giving rise to a potential down round price adjustment of the warrants. As such, a final re-valuation as of the repayment date was recorded and the warrants are now considered equity instruments.

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

Restricted Cash

As part of the June 2013 financing with Bridge Bank, National Association (see "Acquisition Note Payable" herein), the Company agreed to maintain in a restricted cash account all proceeds, less debt service and approved expenses, generated by our Powerhouse One subsidiary. In August 2015, all principal and interest pursuant to the Acquisition Note Payable was paid in full and the requirement to restrict cash was eliminated.

Accounts Receivable

Accounts receivable are stated at amounts management expects to collect from outstanding balances. Management provides for probable uncollectible amounts through a charge to earnings and a credit to a valuation allowance based on its assessment of individual accounts. No allowance has been recorded in the accompanying financial statements.

Solar Arrays

Solar arrays are stated at historical cost, net of accumulated depreciation. Depreciation is computed using the straight-line method over the remaining estimated useful lives of the assets. The estimated useful lives of solar arrays are 25 years from the date first placed in service. Accumulated depreciation was $68,935 and $496,894 at September 30, 2015 and December 31, 2014, respectively. During the construction period, all costs and expenses related to the development and construction of a project, excluding administrative expenses, are recorded as construction in process.

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

Power Purchase Agreement

The Company evaluated the power purchase agreement ("PPA") with reference to Accounting Standards Codification ("ASC") 805-20-25-10 entitled "Identifiable Intangible Assets" and determined that, while it is not separable from other assets, it does meet the contractual-legal criteria for separate recognition. Further evaluation with reference to ASC 840-10-15-6 entitled "Arrangements that qualify as Leases" concluded the PPA is not a lease, and reference to ASC 805-20-25-10 entitled "Identifiable Intangible Assets" concluded the PPA has no separately recordable value.

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

Equity Transaction Fair Values

The estimated fair value of our Common Stock issued in share-based payments is measured by the more relevant of (1) the prices received in private placement sales of our stock or (2) the Company's publically-quoted market price.  We estimate the fair value of simple warrants and stock options when issued or, in the case of issuances to non-employees, when vested, using the Black-Scholes option-pricing ("Black-Scholes") model that requires the input of subjective assumptions.  When valuing more complex warrants, options, or other derivative equity instruments, we use a binomial lattice-based option pricing model or Monte Carlo option pricing model, whichever management deems more appropriate under the circumstances. Recognition in stockholders’ equity and expense of the fair value of stock options awarded to employees is on the straight-line basis over the requisite service period.  Subsequent changes in fair value are not recognized.

Net Income (Loss) per Share

Basic net income or loss per share is computed by dividing the net income or loss attributable to common stockholders for the period by the weighted average number of shares of Common Stock outstanding for the period. Diluted income per share reflects the potential dilution of other potential issuances of Common Stock including shares to be issued upon exercise of options and warrants and upon conversion of convertible debt and preferred stock, if any. Potentially dilutive shares are not included in the event of a loss as the effect of doing so would be anti-dilutive.

NOTE 3 - LIABILITIES ARISING FROM REVERSE MERGER

Liabilities arising from the reverse merger represent long term real estate leases which had been abandoned, general unsecured liabilities, commercial liens, and tax liens filed with various states all associated with the Company’s pre-reverse merger operations, which were unknowingly assumed in the March 2011 reverse merger transaction. The statute of limitations for most of such liabilities is five years and for most liens is ten years, subject to renewal at the lien holders’ option, depending upon the jurisdiction.  Although the liens accrue interest at between 8% and 12% per year, the Company has ceased accruing interest as it believes the liability recorded to date is adequate to cover the ultimate claims that may, one day, be presented. Liabilities not associated with a lien have been accrued based upon management’s estimation of the amount to be paid.  Liabilities associated with a lien have been accrued at face value.  Management believes all such liabilities have been indemnified by Pegasus Funds, LLC (and/or its affiliates or related parties, "Pegasus") to which (including its assigns) the Company issued 534,654 shares of its common stock as part of the reverse merger transaction.  However, as the Company is obligor, the Company has recorded the liability.  To date, only one lien holder has approached the Company concerning payment.  Such lien holder is pursuing the former management of the Company first through litigation.  To the extent such lien holder recovers the liability from the former management, the lien against the Company will be reduced.

In March 2015, the Company entered into a settlement agreement with Pegasus regarding its indemnification of the Company in regards to the legacy liabilities. In the settlement agreement, the Company agreed to accept the return of 215,154 shares of the original 534,654 shares of its Common Stock issued to Pegasus and its principals and affiliates in acquiring the shell company, Kupper Parker Communications, Inc., which later became Principal Solar, Inc. As the shares of Common Stock were initially issued in a common stock for preferred stock share exchange with Pegasus, the shares returned by Pegasus will be cancelled without further accounting recognition. Cancellation of the shares will be recognized for accounting purposes once they are received from Pegasus.

In the settlement with Pegasus, the Company preserved its rights to pursue the individual(s) serving as officers of Kupper Parker Communications, Inc. who, prior to the exchange of shares, had agreed in the Exchange Agreement to "satisfy and assume liability for the payment of any additional liabilities not identified" in the agreement. In April 2015, the Company filed a lawsuit against the remaining individual serving as an officer of Kupper Parker Communications, Inc. prior to the exchange of shares seeking an amount of $991,371 plus accruing interest and legal fees. Any recovery from the lawsuit is uncertain at this time, and such recovery would in no way diminish our potential obligation to third parties.

NOTE 4 - COMPENSATION PAYABLE

Certain members of the management team have deferred payment of their compensation for the benefit of the Company.  No interest is accrued on such deferral and no formal terms of payment have been established.

NOTE 5 - ACQUISITIONS

Principal Sunrise IV (fka "IS 46")

See NOTE 6 "Assignment of Principal Sunrise IV".

Principal Sunrise V (fka "IS 42") (pending)

On March 2, 2015, the Company entered into a Membership Interest Purchase Agreement ("MIPA") with Innovative Solar Systems, LLC, a solar developer operating primarily in North Carolina, to acquire Innovative Solar 42, LLC ("Principal Sunrise V"), the owner of a 72.9mw AC solar project to be built in Fayetteville, North Carolina. Principal Sunrise V holds a single and intangible asset, a 10-year power purchase agreement with Duke Energy Progress, Inc. Principal Sunrise V does not have, nor has it ever had, any other assets, any liabilities, any employees, any revenues, or any operations of any kind. As such, Principal Sunrise V is not a "business" as defined in the accounting literature, and it has no historical financial statements. PSI agreed to pay Innovative Solar Systems, LLC $5.8 million for 100% of the membership interest of Principal Sunrise V in a series of payments of approximately $300 thousand per month between execution of the MIPA and the financial close (the point at which all project financing is arranged). Payments to date total $1.5 million. In August 2015, the Company modified the terms of the MIPA to suspend further payments until financial close at which time $3.7 million will become due reflecting cumulative payments of 90% of the purchase price. The remaining 10% of the purchase price, approximately $600 thousand, will be paid at the project's commercial operation date. In addition, Principal Sunrise V has a monthly payment obligation for ongoing engineering and infrastructure development work estimated at approximately $400 thousand per month.

At September 30, 2015, a total of $3.2 million has been invested to date to acquire Principal Sunrise V and for related infrastructure work, and failure by the Company to make any future scheduled payments may result in the loss of the total investment made through such date. The Company is working with engineering and construction firms on final designs, and the total cost of the project based upon the preliminary work is expected to be approximately $145 million. The Company is in discussions with multiple parties to provide the acquisition, construction, and permanent financing for the project; however, no assurance can be given that adequate financing on terms acceptable, or even available, to the Company will be obtained. Closing of the acquisition is expected to occur by February 1, 2016 (which date may be further extended), and construction is expected to be completed in mid-2016.

Additional Projects

On August 21, 2015, the Company entered into non-binding term sheets to acquire additional solar projects for development having a combined capacity of approximately 98.5mw AC and a combined purchase price of $5.9 million. The Company is working with engineering and construction firms on preliminary designs, and the total combined cost of the projects based upon the preliminary work is expected to be approximately $193 million. At September 30, 2015, a total of $1.9 million has been invested to date for the additional projects, all funded by advances by Arowana International Limited ("Arowana") under a promissory note, as amended (see NOTE 7 "Convertible Note (Arowana)". In addition, the additional projects have a combined monthly payment obligation for ongoing engineering and infrastructure development work estimated at approximately $800 thousand per month. These monthly development costs have also been funded by advances under the Arowana promissory note, though no assurance can be given that such advances from Arowana will continue. Confirmations of the additional projects are expected to occur by February 1, 2016 (which date may be extended), and construction is expected to be completed in late 2016.

Terminated Projects

The acquisition of Principal Sunrise VII for which the Company entered into a binding term sheet on June 9, 2015, did not meet our expectations and was abandoned. Evaluation costs incurred to the point the acquisition was abandoned were not material and were expensed in the current period.

NOTE 6 - DISPOSAL OF ASSETS

Assignment of Principal Sunrise IV

On August 11, 2015, the Company assigned its contractual rights under the MIPA to acquire Principal Sunrise IV for the amount of $7.0 million and the reimbursement of its advances to date under the MIPA of $4.7 million. Proceeds still to be received include $2.5 million escrowed on August 31, 2015, pending resolution of a fee dispute related to the project (see NOTE 14 "Pending or Threatened Litigation"). The balance of proceeds of $1.6 million is due at the project's commercial operation date, expected to be early 2016, pending the Company's completing its on-going responsibilities as co-developer including, but not limited to, advising on engineering matters, providing technical assistance on project design, overseeing substation design and construction, organizing documentation and permitting, interpreting test results, and opining on final acceptance matters. Gain on the assignment of Principal Sunrise IV totaled $6.8 million after transaction costs of approximately $136 thousand. Of the gain, $2.5 million was deferred pending resolution of the fee dispute and reflected as "Deferred gain on assignment of Principal Sunrise IV" on the balance sheet. Cash equal to the deferred gain is held in escrow held by a third party and included in "Deposits" on the balance sheet.

Proceeds from the assignment were used to repay outstanding debts (other than the Acquisition Note Payable and the note payable for insurance premiums) and to redeem preferred stock. Assigning its rights to Principal Sunrise IV also relieved the Company of ongoing payment obligations totaling more than $500 thousand per month, eliminated the costs of ongoing development efforts, and eliminated a contingent liability under an $800 thousand letter of credit. Using the proceeds, the Company was also able to reduce its deferred compensation ($1.2 million) and its accounts payable.

In addition to the amounts owed by the assignee to the Company at the project’s commercial operation date, the assignee owes the seller, Innovative Solar Systems, LLC, an additional $600 thousand. If the assignee, for whatever reason, fails to pay the amount due the seller, the Company has agreed to do so thereby creating a contingent liability of the Company.

Sale of Powerhouse One

In July 2015, the Company decided to sell Powerhouse One in order to 1) focus full attention to our current projects under development 2) eliminate an asset having a high level of debt service costs, and 3) raise cash to meet upcoming debt obligations.

Prior to its disposal, Powerhouse One's assets were reflected in the Balance Sheet at June 30, 2015, within the caption "Solar arrays at cost, net" at a value of $6.1 million and had associated liabilities reflected in "Acquisition note payable, net of discount" (including the current portion) of $4.6 million. As a part of the transaction, the buyer repaid all principal and interest pursuant to the Acquisition Note Payable at closing.

Gain on the sale of Powerhouse One totaled $644 thousand, and proceeds of $1.6 million, net of transaction costs totaling $244 thousand, were used to further reduce accounts payable, deferred compensation, and for general working capital purposes.

Pretax profit from Powerhouse One recognized by the Company was as follows:

	Three Months Ended		Nine Months Ended
	September 30,		September 30,
	2015	2014	2015	2014
Pretax profit	$-	$131,900	$223,045	$317,563

ASU No. 2014-08, "Reporting Discontinued Operations and Disclosures of Disposals of Components of an Entity" restricts the presentation of the sale of a component of an entity as a "discontinued operation" to those instances reflecting a strategic shift in the business. Our recent sale of Powerhouse One does not reflect a strategic shift in the business, so our presentation of the sale herein does not reflect a discontinued operation.

NOTE 7 - NOTES PAYABLE

Acquisition Note Payable

On June 17, 2013, Powerhouse One, LLC secured financing of $5,050,000 from Bridge Bank, National Association to acquire the membership interest (and the underlying solar arrays) of co-sellers, Vis Solis, Inc., a Tennessee limited liability company, and AstroSol, Inc., a Tennessee corporation. In August 2015, all principal and interest pursuant to the Acquisition Note Payable was paid in full.

The note, originally scheduled to mature on June 17, 2017, bore a fixed interest rate of 7.5% annually. Interest was paid monthly and principal was paid quarterly beginning in September 2013 based on an 11-year amortization schedule.

In conjunction with the acquisition note payable, warrants to purchase 37,763 shares of Common Stock were issued to Bridge Bank with an exercise price of $4.00 and a contractual life of 10 years. The value of the warrants issued in connection with this debt, as determined using the Black-Scholes model, was $81,449 and was recorded as a discount to the debt. Amortization expense for the three and nine months ended September 30, 2015, were $39,876 and $50,057, respectively.

The Bridge Bank warrants have cashless exercise rights, redemption rights providing the Company the right to redeem the warrants for $604,200, anti-dilution rights associated with subsequent offerings of equity securities, a term expiring on the first to occur of (i) the 10 year anniversary of the grant, (ii) the closing of the Company’s initial public offering, or (iii) the liquidation of the Company (each a “Termination Event”). In each case, unless exercised earlier, the warrants are automatically exercised on a cashless basis upon a Termination Event.  The Company also provided the holder registration rights in connection with the grant of the warrants.

Convertible Debenture (Alpha)

On March 2, 2015, the Company entered into a convertible debenture with Alpha Capital Anstalt ("Alpha") to borrow $1,250,000. In August 2015, all principal and interest pursuant to the convertible debenture was paid in full.

The debenture was convertible into shares of Common Stock at a rate of $4.00 per share, bore interest at a rate of 8.0% per annum, and all principal and interest was due on September 2, 2015. The debenture also contained certain "down round" protection that, due to its short maturity, the prohibition in the debenture of issuing further debt, and management's assessment of the probability of issuing future convertible debt below $4.00 as remote, no separate value had been assigned to this aspect of the debt. In connection with the Loan, the Company granted Alpha 234,375 warrants having a term of 5 years and an exercise price of $6.00 per share (See NOTE 9 - DERIVATIVE LIABILITY ON WARRANTS).

On May 6, 2015, the Company issued Series A Preferred stock (NOTE 10 “Preferred Stock”) resetting the exercise price of the warrants to $4.00 per share.

On July 1, 2015, the Company issued Convertible Debentures with a conversion price of $.50 per share and warrants exercisable at $6.00 per share (see "Convertible Debentures (TCH)" below). In its consent to this later transaction, Alpha waived its "down round" rights in this single instance.

As the debentures were repaid in full in August 2015, by the terms of the debenture, no further adjustment to the exercise price of the warrants is possible.

Convertible Notes, Related Parties

In June 2014, the Company issued convertible notes of $250,000 each to two of its Board members, Messrs. Heller and Marmol, to fund deposits on potential future acquisitions. In August 2015, all principal and interest pursuant to the convertible notes were paid in full.

The notes initially bore interest at a rate of 18% per year, and matured on December 5, 2014. In February 2015 (made effective on the original maturity date), the notes were modified to extend the maturity date to September 30, 2015, and to reduce the interest rate from 18% to 12% per annum.

In December 2014, Michael Gorton, the Company's Chief Executive Officer, loaned to the Company pursuant to a convertible note the amount of $130,000. In August 2015, all principal and interest pursuant to the convertible notes were paid in full.

The note bore interest at a rate of 12% per annum and was scheduled to mature, after being modified in February 2015, on September 30, 2015.

In August 2015, a contractor to the Company made a short-term loan to the Company in the amount of $240,293 under a short-term promissory note. In August 2015, all principal and interest pursuant to the short-term promissory note was paid in full.

The note bore a flat fee of $36,000 that was recorded as interest expense, and was scheduled to mature on October 3, 2015.

Convertible Notes, Non-Related Party

In January 2015, the Company issued a convertible note to an unrelated party in the amount of $50,000. In August 2015, all principal and interest pursuant to the convertible note was paid in full.

The note bore interest at a rate of 12% per year and was scheduled to mature on September 30, 2015

Convertible Debentures (TCH)

On July 1, 2015, the Company agreed to issue, in one or more separate tranches, up to $2.0 million of a newly created Senior Secured Convertible Debenture ("Debentures") security to three of its existing equity investors: Steuben Investment Company II, L.P. ("Steuben"), TCH Principal Solar, LP, ("TCH"), and SMCDLB, LLC ("SMC").

The first tranche of approximately $1.1 million was funded beginning July 1, 2015, and proceeds were used to meet obligations of our Principal Sunrise IV and Principal Sunrise V solar projects under development. In August 2015, all principal and interest pursuant to the Debentures were paid in full.

The Debentures bore interest at a rate of 8% per annum, and were scheduled to mature on September 1, 2015.

In connection with the Debentures, the Company granted to the holders 60-month warrants to purchase up to 90,796 shares of Common Stock at a price of $6.00 per share. As the warrants were not complex, they were valued using a Black-Scholes model at $75,361, initially recorded as a discount to the debt, and fully amortized to interest expense in the current period. Input assumptions on the issuance date were as follows:

Estimated fair value	$0.83
Expected life (years)	.5
Risk free interest rate	.017%
Volatility	168.93%

Convertible Note (Arowana)

On August 20, 2015, the Company issued a convertible note to Arowana in the original principal amount of $1,600,000. The Note matures on December 31, 2016, and bears simple interest at the rate of 6% per annum (the "Arowana Note").

The Company used the proceeds from the Arowana Note to make investments in additional projects (see NOTE 5 "Additional Projects"). The additional projects serve as collateral for the Company’s obligations under the Arowana Note, which is otherwise unsecured and non-recourse to the Company.

The principal amount of the Arowana Note may be converted, at Arowana’s option, into limited liability company membership interests in Principal Sunrise V, LLC at a conversion price determined with reference to the unlevered after tax project internal rate of return ("IRR") that reflects the lender’s investment valuation of Principal Sunrise V and other projects funded by the proceeds of the Arowana Note. The Company may pre-pay the Arowana Note at any time without pre-payment premium or penalty.

Subject to satisfactory completion of its due diligence, Arowana commits to contribute equity capital in amounts sufficient to fund project development to completion of Principal Sunrise V and the additional projects funded by the proceeds of the Arowana Note. If, following Arowana's completion of its due diligence on Principal Sunrise V, the Company and Arowana agree the project does not meet its investment return requirements, the parties agree to work in good faith to identify other project(s) as security under the Arowana Note.

The parties are further obligated to enter into a strategic relationship providing Arowana an opportunity to invest in the project equity in each of the additional projects, or equivalent substitute projects. Failure of the Company and Arowana to reach such agreement on or before September 30, 2015, which such date may be extended by mutual agreement, shall be an event of default giving rise to Company's forfeiture of the collateral, and the satisfaction and cancellation of the Arowana Note.

On September 30, 2015, the Arowana Note was modified to increase the amount by $280,594 to $1,880,594, and the date by which the parties should reach further agreement as to a strategic relationship was extended to December 31, 2015. The note was again increased on October 30, 2015, to $2,680,881 to meet the ongoing cost of development of the additional projects. Such additional increases in the future are possible, but not assured.

NOTE 8 - LEASES

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

Installation	Location	kW	Date	Term		Rent
SunGen StepGuys	Alfred, ME	110	Sep 2009	25 yr. + 2 -	25-yr renewals	None

Prior to its sale in August 2015, rent expense for Powerhouse One was $17,806 and $20,541 in the nine months ended September 30, 2015 and 2014, respectively.

In each case, the Company is obligated to remove such installations at the end of the lease terms. As the expected termination dates are decades off, there is little experience de-installing solar arrays anywhere in the world, and costs are expected to be minimal, such removal costs have not been separately accounted for.

The Company maintains its headquarters in Dallas, Texas pursuant to a month-to-month lease at a cost of $500 per month.

NOTE 9 - DERIVATIVE LIABILITY ON WARRANTS

On March 2, 2015, the Company issued warrants to purchase 234,375 shares of Common Stock with a 66-month contractual term to Alpha Capital Anstalt in connection with the issuance of convertible debentures (See NOTE 7 "Convertible Debenture (Alpha)"). The warrants were immediately exercisable into the Company’s Common Stock with an exercise price of $6.00 per share.

However, as the warrants had “down round” protection, they were treated as a derivative liability and were valued each period using a binomial lattice-based option valuation model using holding period assumptions developed from the Company's business plan and management assumptions, and expected volatility from comparable companies including OTC Pink® and small-cap companies. Increases or decreases in the Company's share price, the volatility of the share price, changes in interest rates in general, and the passage of time all impacted the value of these warrants. On May 6, 2015, the Company issued Series A Preferred stock (NOTE 10 “Preferred Stock”) resetting the exercise price of the warrants to $4.00 per share, and the valuation was updated and reflected in the balance sheet.

Input assumptions on the issuance date were as follows:

Estimated fair value	$6.77
Expected life (years)	5.51
Risk free interest rate	1.65%
Volatility	146.11%

In this issuance of convertible debentures and warrants, completed as a result of arm's length negotiations between unrelated parties, the value of the warrants alone exceeded the proceeds received. The Company's need for ongoing financing made the transaction attractive, despite the economics of the transaction. The application of FASB Topic 820 entitled "Fair Value Measurement", resulted in a loss on the date of issuance of $336,884, offset by a subsequent gain of $1,586,884 stemming from the subsequent movement in the price of our Common Stock, together resulting in a net gain on derivative liability warrants of $306,451 and $1,250,000 for the three and nine months ended September 30, 2015, respectively, offset by equivalent amounts recognized as additional interest expense reflecting the amortization of the debt discount.

On July 1, 2015, the Company issued Convertible Debentures with a conversion price of $.50 per share and warrants exercisable at $6.00 per share (see NOTE 7 "Convertible Debentures (TCH)"). In its consent to this later transaction, Alpha waived its "down round" rights in this single instance.

In August 2015, all principal and interest pursuant to the Convertible Debenture was paid in full thus eliminating the terms giving rise to a potential down round price adjustment of the warrants. As such, a final re-valuation as of the repayment date was recorded and the derivative liability was eliminated from the balance sheet.

The following table sets forth a summary of changes in fair value of the warrants in 2015:

Beginning balance December 31, 2014	$-
Derivative warrants issued	1,586,884
Change in fair value included in net loss	(1,586,884)
Balance at September 30, 2015	$-

NOTE 10 – CAPITAL STOCK

Preferred Stock

The Company has authorized 100,000,000 shares of $.01 par value Class A preferred stock.

Series A Preferred (Mandatorily Redeemable)

On May 6, 2015, the Company contracted to issue, in two separate tranches, up to 500,000 shares of its newly designated $.01 par value Series A Preferred stock ("Series A Preferred") to an unrelated investor at a purchase price of $4.00 per share that could result in proceeds to the Company of up to $2,000,000.

The first tranche of $1,000,000 was funded on May 6, 2015, and all Series A Preferred shares were redeemed in August 2015.

The preferred shares had a dividend rate of 12% per annum and, along with accrued dividends, were convertible into shares of our Common Stock at a price of $4.00 per share.

In connection with the issuance, the Company granted the holder warrants to purchase 187,500 shares of its Common Stock at a purchase price of $6.00 per share. As the warrants were not complex in nature, they were valued using the Black-Scholes option-pricing model.

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

Absent an IPO

The Company's failure to complete a public offering on or before July 1, 2015, was an event of default under the Series A Preferred, the remedy for which was for the Company, in such instance, to aggressively seek strategic alternatives including, without limitation, marketing the Company to a private equity group, seeking out a strategic purchaser, seeking a merger of equals, or selling its interest in one or more of the solar projects. The Company took the required steps at such time, and since all shares of Series A Preferred have been fully redeemed, the event of default is of no further consequence and the Company is no longer under such obligation. However, the failure to complete an IPO on or before July 1, 2015, also caused the Series A Preferred to be reclassified from a convertible temporary equity to a mandatorily redeemable liability. Whereas the Series A Preferred incurred dividends prior to its reclassification on June 30, 2015, as a liability, it incurred interest expense thereafter.

Series A
Mandatorily
Redeemable
Preferred Stock

Series A preferred stock issuance gross proceeds	$1,000,000
Series A preferred issuance costs	(10,293)
Net proceeds	989,707
Allocation of net proceeds to warrants	(156,270)
Net proceeds allocated to Series A preferred stock	833,437
Accretion	166,563
Series A accrued dividends	18,333
Fair value of redeemable Series A preferred stock at June 30, 2015	$1,018,333

In August 2015, all shares of Series A Preferred were redeemed using proceeds from the assignment of Principal Sunrise IV.

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

2015 Grants

In February 2015, the Company granted 6,250 options to acquire shares of Common Stock having an exercise price of $6.00 per share, a 10-year term, and immediate vesting to each of five directors as a discretionary bonus. The Company also granted in February 2015, options to acquire 6,000 shares of Common Stock to each of two advisors. The options have an exercise price of $6.00 per share, immediate vesting, and expiration dates extending to 5-years based upon their continued service of two years from the grant date. Finally, the Company granted to a consultant in February 2015, options to acquire 6,250 shares of Common Stock. The options have an exercise price of $6.00 per share, immediate vesting, and expiration dates extending to 10-years based upon continued service of three years from the date of grant.

In May 2015, the Company granted to two Board members options to acquire 18,000 shares of Common Stock each.  The options have an exercise price of $6.00 per share, immediate vesting of 12,000 shares to reflect the grant that was overlooked in January 2014, and the balance vest over the following 8 months.  The options expire 10-years from the date of grant.

In May 2015, the Company granted to a new Board member options to acquire 18,000 shares of Common Stock.  The options have an exercise price of $6.00 per share, vest over 24 months, and expire 10-years from the date of grant.  The aforementioned Board member resigned in September 2015, and all options not yet vested were forfeited upon his resignation.

In each case above, the options were valued using the Black-Scholes model. Equity-based compensation expense included in general and administrative expenses for the three and nine months ended September 30, 2015, was $58,705 and $629,615, respectively, and, at September 30, 2015, $97,238 of additional compensation expense is expected to be recognized over the years 2016 and 2017.

As the Company does not have a significant history of post vesting exercises to estimate an expected life of the option, the simplified method was used wherein the expected life becomes the mid-point of the options vesting date and their contractual life. The valuation of all of the option issuances in 2015 were based upon the following parameters:

Estimated fair value		$6.00
Expected life (years)	2.5	to	5.0
Risk free interest rate	.052%	to	1.58%
Volatility	146%	to	207%

Warrants

The Company had 550,534 warrants outstanding at September 30, 2015, with a weighted average term of 4.7 years and a weighted average exercise price of $5.86 per share.

NOTE 11 - NONCONTROLLING INTEREST

Prior to its sale in August 2015, the original owners of Powerhouse One continued to own approximately 11% of the membership interest of the limited liability company. The noncontrolling interests of equity investors in Powerhouse One was reported on the consolidated balance sheet and statement of operations as "Noncontrolling interest in subsidiary" ("noncontrolling interest") and reflected their respective interests in the equity and the income or loss of the limited liability company.

The following table sets forth the activity in the noncontrolling interest equity account during 2015:

Balance December 31, 2014	$832,711
Earnings allocated to noncontrolling interest	24,535
Elimination due to sale of Powerhouse One	(857,246)
Balance September 30, 2015	$-

NOTE 12 – RELATED PARTY TRANSACTIONS

Other than the Board member options described herein in a NOTE 10 "Stock Options”, the issuance of convertible notes described herein in the NOTE 7 "Convertible Notes, Related Parties", no other related party transactions occurred during the three and nine months ended September 30, 2015 and 2014.

NOTE 13 - TAXES

Our estimated $1.8 million federal income tax net operating loss carryover expires over the period from 2030 through 2034. Our federal and state income tax returns are no longer subject to examination for years before 2012. We have taken no tax positions that, more likely than not, may not be realized.

The Company has established a valuation allowance to fully reserve the net deferred tax assets in the accompanying financial statements, due to the uncertainty of the timing and amounts of future taxable income.

NOTE 14 - COMMITMENTS AND CONTINGENCIES

Contingent Obligation

In connection with the assignment of Principal Sunrise IV (see NOTE 6 "DISPOSAL OF ASSETS"), the Company became contingently liable to the solar project's original developer in the amount of $600,000, if and only if the assignee of the Company's rights to that project fails to pay the original developer a like amount at the commercial operation date. No liability has been recorded in the financial statements as the failure of the assignee to pay the amount when due is not probable.

Pending or Threatened Litigation

Carlyle Capital Markets, Inc.

In December 2013, the Company engaged Carlyle Capital Markets, Inc. and its affiliate, Friedman, Luzzatto & Co. (together "CCMI"), to assist it in identifying sources of and securing financing for its solar projects to be built. CCMI is a firm of three professionals having its sole office in Dallas, Texas and, though having a similar name, is not affiliated with the well-known and respected firm, The Carlyle Group, headquartered in Washington, D.C.

In more than 20 months, CCMI was unable to arrange financing of any type or amount and was unable to even generate enough interest to produce a financing proposal from a prospective investor or lender. With CCMI failing its promise, the Company raised money on its own to maintain operations and further its development efforts. Despite CCMI's failure to secure even a single financing proposal (let alone a proposal acceptable to the Company), and despite CCMI having no involvement in non-project related financing efforts undertaken by the Company, CCMI now claims in arbitration proceedings an entitlement to:

●	a fee for the assignment of Principal Sunrise IV based upon an inflated value as if the Company had already financed and built the project
●	a fee for the Company's financing of Principal Sunrise V which financing has not yet occurred
●	a fee for monies borrowed from members of the Company's Board of Directors
●	a fee for monies borrowed from the Company's Chief Executive Officer
●	a fee for monies raised from the Company's the sale of Common Stock to parties not introduced by CCMI
●	a fee for funds raised from the Company's sale of Preferred Stock to parties not introduced by CCMI
●	a fee for monies raised from the company's sale of debentures to a group including the Company's largest stockholder, not introduced by CCMI
●	a fee for monies borrowed from a current employee of the Company not introduced by CCMI
●	a fee for monies borrowed by the Company even after their termination from a party not introduced by CCMI

CCMI had no involvement and provided no services in securing financing in the above situations for which it now claims an entitlement to fees. In its responsive filing, CCMI admits it first learned of the non-project related financings from the Company's Quarterly Report on Form 10-Q filed August 27, 2015, 7 days after the Company commenced arbitration proceedings in Dallas, Texas.

The Company, as claimant, has requested the arbitrator to declare CCMI liable for breach of fiduciary duty, breach of contract, tortious interference with a prospective business relationship, and tortious interference with a contract and seeks to terminate the engagement for convenience and/or cause, for unspecified compensatory damages, interest, and fees. CCMI's claim in arbitration totals $5,183,263, of which $2,500,000 was escrowed in connection with the assignment of the Company's rights to Principal Sunrise IV (see "Deposit" on the Balance Sheet). The Company believes the claims by Carlyle Capital Markets, Inc. are without merit, and no estimate of loss can be made. Management is vigorously pursuing this case, and the arbitration hearing is scheduled for February 2016.

Vis Solis, Inc.

In November 2014, the Company entered into a services agreement (the “Services Agreement”) with Vis Solis, Inc. ("VIS"), the minority interest holder of our former Powerhouse One subsidiary, wherein VIS would refer to the Company "economically viable solar generation projects" for acquisition; identify and source engineering procurement and construction firms; identify and source operations and maintenance contractors; among other things necessary to build, own, and operate solar projects. In exchange for its services, VIS would be compensated from the construction and permanent financing arranged by the Company based upon the installed kilowatts of each project the Company accepted, took under contract, and put into commercial operation. Any compensation owing to VIS from the Company under the Services Agreement would be due either at the project’s "Financial Close" or its commercial operation date ("COD").

In August 2015, the Company assigned its contractual rights to develop, finance, and put into commercial operation its project Principal Sunrise IV to Carolina Energy Partners II, LLC (“CEP”) as the Company had been unable to arrange either construction or permanent financing for this project. As such, the Company will never be in a position to reach either Financial Close or COD with Principal Sunrise IV. VIS failed to identify any solar generation projects that proved to be economical for the Company, and the Company does not believe that any compensation is due and owing to VIS under the Services Agreement. However, CEP’s attorneys informed us that VIS had contacted CEP with a claim that it had earned approximately $2.2 million under the Services Agreement combined with a threat to place a lien on Principal Sunrise IV unless proceeds from the assignment of the project were escrowed while this compensation matter was resolved. CEP’s attorneys have made a claim for indemnification under the terms of the Assignment Agreement and a demand for our quick resolution of the matter should VIS be successful in filing a lien against Principal Sunrise IV and to make CEP whole in the event any actions by VIS resulted in damages to CEP.

No assessment had been made as to VIS’s ability to successfully file a lien on the Principal Sunrise IV project, nor do we have any data on which to calculate potential damages to CEP in the event such a lien is, in fact, successfully filed on the project. No liability has been recorded in the financial statements as no estimate of loss, if any, can be made at this time.

NOTE 15 - EARNINGS PER SHARE

Our basic and diluted earning per share attributable to common stockholders are computed as follows:

	Three Months Ended		Nine Months Ended
	September 30		September 30
	2015	2014	2015	2014
Numerator:
Net income (loss)	$4,210,320	$(1,589,445)	$1,938,287	$(2,567,409)
Income attributable to noncontrolling interest in subsidiary	-	(14,509)	(24,535)	(34,932)
Redeemable Series A preferred stock accretion and dividends	-	-	(184,896)	-
Numerator for basic earnings per share	4,210,320	(1,603,954)	1,728,856	(2,602,341)
Convertible debt expense	107,755	-	185,483	-
Numerator for diluted earnings per share:	$4,318,075	$(1,603,954)	$1,914,339	$(2,602,341)
Denominator:
Weighted-average shares outstanding	5,604,181	4,991,432	5,550,505	4,880,992
Denominator for basic earnings per share	5,604,181	4,991,432	5,550,505	4,880,992
Dilutive stock options	-	-	68,719	-
Convertible debt assumed conversion	1,204,817	-	642,208	-
Denominator for diluted earnings per share:	6,808,998	4,991,432	6,261,432	4,880,992
Basic earning per share attributable to common stockholders	$0.75	$(0.32)	$0.31	$(0.53)
Diluted earning per share attributable to common stockholders	$0.63	$(0.32)	$0.31	$(0.53)

Potentially dilutive securities at September 30, 2015 and 2014 which could have had an antidilutive effect on our diluted earning per share attributable to common stockholders were:

	2015	2014
Stock options (exercise prices per share: 2015 - $4.00 to $6.00; 2014 - $4.00 to $5.64)	794,816	710,836
Warrants (exercise prices per share: 2015 - $4.00 to $6.00; 2014 - $2.80 to $4.00)	550,434	587,592
Convertible debt (conversion prices per share: 2014 - $4.00)	-	125,000

ITEM 2   MANAGEMENT’S DISCUSSION AND ANALYSIS OF FINANCIAL CONDITION AND RESULTS OF OPERATIONS

This Item 2 should be read in the context of the information included in our most recent Annual Report on Form 10-K filed with the Securities and Exchange Commission and elsewhere in this Quarterly Report, including our financial statements and accompanying notes in Item 1 of this Quarterly Report.

BUSINESS

Our primary objective is to build a significant, innovative, and valuable solar company. We are currently employing our business expertise, our Board of Directors, advisory team and employee expertise with the goal of accelerating growth in an industry that we believe is ripe for consolidation today based upon our management’s observation that the solar industry has many unrelated participants (i.e., that it is "fragmented"), our observation of the industry's rapid expansion and growing acceptance of solar generation, and the observable declining costs for solar panels and inverters. These observations have caused us to believe the solar industry is on the brink of building very large-scale projects in the next two to three years due to the number of projects currently proposed. The Company plans to:

(1)	Aggregate the large community of fragmented solar entities in an accelerating acquisition strategy with the goal of creating a large balance sheet of solar electricity generation.
(2)

Establish thought leadership by networking with, in the view of our management, some of the best-known and highly regarded individuals in the sector, who author white papers, define standards and host webinars at www.PrincipalSolarInstitute.org.

(3)

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

(4)

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

COMPARISON OF OPERATING RESULTS

(all amounts rounded to the nearest thousand)

Three Months Ended September 2015 and 2014

Power generation revenue was $8 thousand in 2015 compared to $284 thousand in 2014, a decrease of $276 thousand; and total costs of revenues was $11 thousand compared to $159 thousand in 2014, a decrease of $148 thousand. Both decreases are due primarily to the sale of our Powerhouse One subsidiary effective July 1, 2015.

The decrease in general and administrative expenses of approximately $1.2 million was comprised of:

●

a net decrease of $980 thousand in equity compensation as 2014 included a general grant of options to management and Board members resulting in a non-cash expense of $1.0 million; offset by new grants in 2015 to Board members, advisors, and contractors resulting in expenses of $39 thousand, and other non-material variances

●	a net increase in consulting fees of $127 thousand resulting primarily from adding two contractors to assist in project financing efforts incurring an additional expense of $138 thousand
●	a decrease of $27 thousand in public relations as we renegotiated the contract to better reflect our level of activity
●

a net decrease of $276 thousand in public company and travel costs comprised primarily of an increase of $62 thousand in connection with a public offering later withdrawn, offset by the $322 thousand reversal resulting from an over estimation of such costs in the prior quarterly period

●	a decrease of $65 thousand in acquisition costs as such activity was eliminated during the period in 2015

Results of operations were also impacted significantly from the following:

●

a gain on sale of Powerhouse One of $644 thousand and a gain on assignment of Principal Sunrise IV of $4.3 million (net of deferral of $2.5 million pending resolution of a fee dispute; See PART II ITEM 1 LEGAL PROCEEDINGS herein)

●

an increase in interest expense of $411 thousand reflecting the amortization of the discount on debt (primarily convertible debentures) largely offset by a decrease in the value of the derivative liability on warrants of $275 thousand

●

additional increases and decreases in interest expense offset each other including a decrease of $12 thousand resulting from the cessation in December 2014 of interest accrual on legacy liabilities; an increase in interest expense of $119 thousand resulting from additional related party and other notes payable; a decrease of $89 thousand in interest expense on the acquisition note payable resulting from the sale of Powerhouse One July 1, 2015

Nine Months Ended September 2015 and 2014

Power generation revenue was $479 thousand in 2015 compared to $784 thousand in 2014, a decrease of $305 thousand; and total cost of revenues was $266 thousand compared to $424 thousand in 2014, a decrease of $158 thousand. Both decreases are due primarily to the sale of our Powerhouse One subsidiary effective July 1, 2015.

The increase in general and administrative expenses of approximately $115 thousand was comprised of:

●

a net decrease of $444 thousand in equity compensation as 2014 included a general grant of options to management and Board members resulting in a non-cash expense of $1.0 million; offset by new grants in 2015 to Board members, advisors, and contractors resulting in expenses of $557 thousand

●	a net increase in consulting fees of $255 thousand resulting primarily from adding two contractors to assist in project financing efforts incurring an additional expense of $272 thousand
●	an increase of $473 thousand in public company and travel costs in connection with a public offering later withdrawn
●	a decrease of $164 thousand in acquisition costs as more costs were capitalized in 2015

Results of operations were further impacted by the following significant items:

●	a gain on sale of Powerhouse One of $644 thousand and a gain on assignment of Principal Sunrise IV of $4.5 million (net of deferral of $2.5 million deferral)
●

an increase in interest expense of $1.3 million reflecting the amortization of the discount on debt (primarily convertible debentures) largely offset by a decrease in the value of the derivative liability on warrants of $1.2 million

●

additional increases and decreases in interest expense offset each other including a decrease of $37 thousand resulting from the cessation in December 2014 of interest accrual on legacy liabilities; an increase in interest expense of $125 thousand resulting from additional related party and other notes payable; a decrease of $94 thousand in interest expense on the acquisition note payable resulting from the sale of Powerhouse One effective July 1, 2015

Due to movements in the price of the Company's stock, the withdrawal of a public offering, and uncertainty surrounding the Company's future prospects, our independent valuation firm estimated a decline at September 30, 2015, in the value of the warrants issued to Alpha Capital Anstalt in connection with the March 2, 2015, issuance of debentures. As a result, the value of the derivative liability was reduced to zero and the Company recorded a gain of $1.2 million in the nine months ended September 30, 2015. Because all principal and interest pursuant to the debentures was repaid in August 2015, and the element of the debt giving rise to the derivative liability was eliminated, no future valuations will be made.

COMPARISON OF BALANCE SHEETS

(all amounts rounded to the nearest thousand)

Significant changes in the balance sheet between September 30, 2015, and December 31, 2014, include the following:

●	Accounts receivable decreased by $102 thousand due to the sale of Powerhouse One effective July 1, 2015

●	Other receivable increased by $1.6 million reflecting proceeds from the assignment of Principal Sunrise IV to be received at commercial operation date

●

Deposits and Deferred gain on assignment of Principal Sunrise IV each total $2.5 million at September 30, 2015, comprised of escrowed funds stemming from the assignment of Principal Sunrise IV and the related deferral

●

Construction in progress increased by $4.1 million to $5.0 million between December 2014 and September 2015 reflecting primarily the additions of Principal Sunrise V ($3.1 million) and additional projects ($1.9 million), offset by a decrease of $900 thousand reflecting the assignment of Principal Sunrise IV

●	Solar arrays at cost, net, decreased $6.2 million reflecting the sale in August 2015 of Powerhouse One.

●

Restricted cash, maintained pursuant to a debt covenant with Bridge Bank NA, was eliminated resulting from the payoff and extinguishment of the Acquisition Note Payable as part of the August 2015 sale of Powerhouse One.

●

Compensation payable, interest payable, notes payable insurance premiums, and the acquisition note payable (including the current portion) each decreased due to the August 2015 assignment of Principal Sunrise IV and sale of Powerhouse One and the application of proceeds therefrom.

●

Convertible notes payable increased a net of approximately $1.3 resulting from a $1.9 million loan from Arowana to fund additional solar projects under development, excluding Principal Sunrise V (see construction in progress), offset by the $630 thousand repayment of related party notes with Directors and officers.

●

Accumulated deficit decreased by $1.9 million primarily due to the gain on assignment of Principal Sunrise IV and sale of Powerhouse One of $4.9 million (net of 2.5 million deferral), offset by operating losses of $2.5 million, interest expense of $1.7 million, and a $1.2 million gain on derivative liability on warrants.

LIQUIDITY AND CAPITAL RESOURCES

Sources of Liquidity and Trends In Liquidity

Assignment of Principal Sunrise IV

On August 11, 2015, the Company assigned its contractual rights under the MIPA to acquire Principal Sunrise IV for the amount of $7.0 million and the reimbursement of its advances to date under the MIPA of $4.7 million. Proceeds still to be received include $2.5 million escrowed on August 31, 2015, pending resolution of a fee dispute related to the project (see PART II ITEM 1 LEGAL PROCEEDINGS herein).  The balance of proceeds of $1.6 million is due at the project's commercial operation date, expected to be early 2016, pending the Company's completing its on-going responsibilities as co-developer including, but not limited to, advising on engineering matters, providing technical assistance on project design, overseeing substation design and construction, organizing documentation and permitting, interpreting test results, opining on final acceptance matters. Gain on the assignment of Principal Sunrise IV totaled $6.8 million after transaction costs of approximately $136 thousand. Of the gain, $2,500,000 was deferred pending resolution of the fee dispute. Cash equal to the deferred gain is in escrow held by a third party and included in Deposits on the balance sheet.

Proceeds from the assignment were used to repay outstanding debts (other than the Acquisition Note Payable and the note payable for insurance premiums) and redeem preferred stock. Assigning its rights to Principal Sunrise IV also relieved the Company of ongoing payment obligations totaling more than $500 thousand per month, eliminated the costs of ongoing development efforts, and eliminated a contingent liability under an $800 thousand letter of credit. Using the proceeds, the Company was also able to reduce its deferred compensation ($1.2 million) and its accounts payable.

In addition to the $1.6 million owed by the assignee to the Company at Principal Sunrise IV's commercial operation date, the assignee owes the seller, Innovative Solar Systems, LLC, an additional $600 thousand. If the assignee, for whatever reason, fails to pay the amount due the seller, the Company has agreed to do so thereby creating a contingent liability of the Company.

Sale of Powerhouse One

In July 2015, the Company decided to sell Powerhouse One in order to 1) focus full attention to our current projects under development, 2) eliminate an asset having a high level of debt service costs, and 3) raise cash to meet upcoming debt obligations.

Prior to its disposal, Powerhouse One's assets were reflected in the Balance Sheet at June 30, 2015, within the caption "Solar arrays at cost, net" at a value of $6.1 million and had associated liabilities reflected in "Acquisition note payable, net of discount" (including the current portion) of $4.6 million. The buyer repaid all principal and interest pursuant to the Acquisition Note Payable at closing.

Gain on the sale of Powerhouse One totaled $644 thousand, and proceeds of $1.6 million, net of transaction costs totaling approximately $244 thousand, were used to further reduce accounts payable, deferred compensation, and for general working capital purposes.

Current Situation

The August 2015 assignment of Principal Sunrise IV and sale of our subsidiary, Powerhouse One, resulted in proceeds to the Company totaling approximately $7.8 million. They further relieved the Company of outstanding debts of $5.9 million, accounts payable of $583 thousand, and reduced the ongoing need for development capital of approximately $500 thousand monthly. Using the proceeds, the Company was also able to repay all then outstanding notes payable, redeem all outstanding preferred stock, and significantly reduce deferred compensation and accounts payable. Remaining proceeds to be received include $2.5 million currently in escrow (See PART II ITEM 1 LEGAL PROCEEDINGS herein) and $1.6 million due at the project's commercial operation date, expected to be early 2016.

Eliminating a significant amount of debt and other obligations has significantly improved the Company's financial situation but it remains dependent upon the timely receipt of the remaining payments from the assignment of Principal Sunrise IV, and it still needs project financing to maintain its business and pursue it business model. Eliminating the debts and redeeming the preferred stock also removed all contractual prohibitions to raise money through future debt and equity offerings.

Cash flows from existing sources do not cover the costs of administering our business, and our monthly net cash flow reflects a deficit of between $150,000 and $200,000 each month for administrative needs. In addition, we have ongoing payment obligations estimated as $1.2 million per month for continuing engineering and infrastructure development for Principal Sunrise V and our pending additional projects that we must meet until permanent financing is arranged. Of this amount, approximately $800 thousand stems from the additional projects under consideration added in August 2015 and has been funded on a monthly basis by Arowana under a series of promissory note modifications to increase the original promissory note between the Company and Arowana.  While Arowana has continued to work with us to cover these expenses under the terms and conditions of the original promissory note, the Company can offer no assurances that any increases or advances will be available in the future and, in the event that such increases may not be available in the future, the Company may be in a position to forfeit the additional projects.

Additionally, currently pending or threatened litigation (See PART II ITEM 1 LEGAL PROCEEDINGS) represent a significant risk to the Company. The amounts claimed are significant and should the Company be required to remit significant amounts of cash as a result of the currently pending arbitration matter or under the potential indemnification claim, the Company could potentially choose to cease operations and seek the protection of the courts.

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

To date, we have funded our operations primarily through private placements of common stock and convertible debt securities.  Since the date of the reverse merger with Principal Solar Texas, we have sold 2,085,004 shares of our common stock for aggregate proceeds of $8.5 million. These sales of our common stock reflect issuance prices ranging from $2.20 to $6.76 per share (weighted average of $4.05). Though no longer outstanding, we have previously sold convertible debt yielding gross proceeds of $3.8 million, and preferred shares yielding proceeds of $990 thousand. Although we have successfully financed our operations through the issuance of common stock and convertible debt to date, we cannot be assured that we will be able to continue to be successful in financing our operations in the future.

Future acquisitions are expected to be separately financed and self-supporting from a cash flow perspective.

OFF-BALANCE SHEET ARRANGEMENTS

Acquisitions Pending

Principal Sunrise V (fka "IS 42") (pending)

On March 2, 2015, the Company entered into a MIPA with Innovative Solar Systems, LLC, a solar developer operating primarily in North Carolina, to acquire Innovative Solar 42, LLC ("Principal Sunrise V"), the owner of a 72.9mw AC solar project to be built in Fayetteville, North Carolina. PSI agreed to pay Innovative Solar Systems, LLC $5.8 million for 100% of the membership interest of Principal Sunrise V in a series of payments totaling $1.5 million to date. In August 2015, the Company modified the terms of the MIPA to suspend further payments until financial close at which time $3.7 million will become due reflecting cumulative payments of 90% of the $5.8 million purchase price. The remaining 10% of the purchase price, approximately $600 thousand, will be paid at the project's commercial operation date. In addition, Principal Sunrise V has a monthly payment obligation for ongoing engineering and infrastructure development work estimated at approximately $400 thousand per month.

Additional Projects

On August 21, 2015, the Company entered into non-binding term sheets to acquire additional solar projects for development having a combined capacity of approximately 98.5mw AC and a combined purchase price of $5.9 million. The Company is working with engineering and construction firms on preliminary designs, and the total combined cost of the projects based upon the preliminary work is expected to be approximately $193 million. At September 30, 2015, a total of $1.9 million has been invested to date for the additional projects, all funded by advances by Arowana International Limited ("Arowana") under a promissory note, as amended (see NOTE 7 "Convertible Note (Arowana)". In addition, the additional projects have a combined monthly payment obligation for ongoing engineering and infrastructure development work estimated at approximately $800 thousand per month. These monthly development costs have also been funded by advances under the Arowana promissory note, though no assurance can be given that such advances from Arowana will continue. Confirmations of the additional projects are expected to occur by February 1, 2016 (which date may be extended), and construction is expected to be completed in late 2016.

Prior Off-Balance Sheet Items

The assignment of the Company's contractual rights under the MIPA to acquire Principal Sunrise IV described under Liquidity and Capital Resources herein eliminated the prior off-balance sheet obligations thereunder.

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

Evaluation of Disclosure Controls and Procedures

The Company's principal executive officer and its principal financial officer carried out an evaluation of the effectiveness of the design and operation of the Company's disclosure controls and procedures (as such term is defined in Rules 13a-15(e) and 15d-15(e) under the Exchange Act) as of September 30, 2015, pursuant to Exchange Act Rule 13a-15. Based upon that evaluation, the Company's Chief Executive Officer and Chief Financial Officer concluded the Company's disclosure controls and procedures were effective as of September 30, 2015.

Changes In Internal Controls Over Financial Reporting

There were no changes in our internal controls over financial reporting during the three months ended September 30, 2015, that have materially affected, or are reasonably likely to materially affect, our internal controls over financial reporting. See Risk Factors in Part II item 1A herein.

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

Liabilities Arising from Reverse Merger

The descriptions of liabilities arising from the reverse merger and pending or threatened litigation are included in NOTE 3 of the Notes to Unaudited Consolidated Financial Statements in Part I Item 1 of this Quarterly Report and is incorporated herein by reference.

Pending or Threatened Litigation

Carlyle Capital Markets, Inc.

In December 2013, the Company engaged Carlyle Capital Markets, Inc. and its affiliate, Friedman, Luzzatto & Co. (together "CCMI"), to assist it in identifying sources of and securing financing for its solar projects to be built. CCMI is a firm of three professionals having its sole office in Dallas, Texas and, though having a similar name, is not affiliated with the well-known and respected firm, The Carlyle Group, headquartered in Washington, D.C.

In more than 20 months, CCMI was unable to arrange financing of any type or amount and was unable to even generate enough interest to produce a financing proposal from a prospective investor or lender. With CCMI failing its promise, the Company raised money on its own to maintain operations and further its development efforts. Despite CCMI's failure to secure even a single financing proposal (let alone a proposal acceptable to the Company), and despite CCMI having no involvement in non-project related financing efforts undertaken by the Company, CCMI now claims in arbitration proceedings an entitlement to:

●	a fee for the assignment of Principal Sunrise IV based upon an inflated value as if the Company had already financed and built the project
●	a fee for the Company's financing of Principal Sunrise V which financing has not yet occurred
●	a fee for monies borrowed from members of the Company's Board of Directors
●	a fee for monies borrowed from the Company's Chief Executive Officer
●	a fee for monies raised from the Company's the sale of Common Stock to parties not introduced by CCMI
●	a fee for funds raised from the Company's sale of Preferred Stock to parties not introduced by CCMI
●	a fee for monies raised from the company's sale of debentures to a group including the Company's largest stockholder, not introduced by CCMI
●	a fee for monies borrowed from a current employee of the Company not introduced by CCMI
●	a fee for monies borrowed by the Company even after their termination from a party not introduced by CCMI

CCMI had no involvement and provided no services in securing financing in the above situations for which it now claims an entitlement to fees. In its responsive filing, CCMI admits it first learned of the non-project related financings from the Company's Quarterly Report on Form 10-Q filed August 27, 2015, 7 days after the Company commenced arbitration proceedings in Dallas, Texas.

The Company, as claimant, has requested the arbitrator to declare CCMI liable for breach of fiduciary duty, breach of contract, tortious interference with a prospective business relationship, and tortious interference with a contract and seeks to terminate the engagement for convenience and/or cause, for unspecified compensatory damages, interest, and fees. CCMI's claim in arbitration totals $5,183,263, of which $2,500,000 was escrowed in connection with the assignment of the Company's rights to Principal Sunrise IV (see "Deposit" on the Balance Sheet). The Company believes the claims by Carlyle Capital Markets, Inc. are without merit, and no estimate of loss can be made. Management is vigorously pursuing this case, and the arbitration hearing is scheduled for February 2016.

Vis Solis, Inc.

In November 2014, the Company entered into a services agreement (the “Services Agreement”) with Vis Solis, Inc. ("VIS"), the minority interest holder of our former Powerhouse One subsidiary, wherein VIS would refer to the Company "economically viable solar generation projects" for acquisition; identify and source engineering procurement and construction firms; identify and source operations and maintenance contractors; among other things necessary to build, own, and operate solar projects. In exchange for its services, VIS would be compensated from the construction and permanent financing arranged by the Company based upon the installed kilowatts of each project the Company accepted, took under contract, and put into commercial operation. Any compensation owing to VIS from the Company under the Services Agreement would be due either at the project’s "Financial Close" or its commercial operation date ("COD").

In August 2015, the Company assigned its contractual rights to develop, finance, and put into commercial operation its project Principal Sunrise IV to Carolina Energy Partners II, LLC (“CEP”) as the Company had been unable to arrange either construction or permanent financing for this project. As such, the Company will never be in a position to reach either Financial Close or COD with Principal Sunrise IV. VIS failed to identify any solar generation projects that proved to be economical for the Company, and the Company does not believe that any compensation is due and owing to VIS under the Services Agreement. However, CEP’s attorneys informed us that VIS had contacted CEP with a claim that it had earned approximately $2.2 million under the Services Agreement combined with a threat to place a lien on Principal Sunrise IV unless proceeds from the assignment of the project were escrowed while this compensation matter was resolved. CEP’s attorneys have made a claim for indemnification under the terms of the Assignment Agreement and a demand for our quick resolution of the matter should VIS be successful in filing a lien against Principal Sunrise IV and to make CEP whole in the event any actions by VIS resulted in damages to CEP.

No assessment had been made as to VIS’s ability to successfully file a lien on the Principal Sunrise IV project, nor do we have any data on which to calculate potential damages to CEP in the event such a lien is, in fact, successfully filed on the project. No liability has been recorded in the financial statements as no estimate of loss, if any, can be made at this time.

ITEM 1A	RISK FACTORS

An additional risk factor not included in the Annual Report on Form 10-K filed with the SEC on March 17, 2015, or the Quarterly Reports on Form 10-Q filed May 13 and August 19, 2015.

The pending or threatened litigation described in PART 2 ITEM 1 "Pending or Threatened Litigation" herein could significantly harm the Company.

If the Company is unsuccessful in its current arbitration proceedings with Carlyle Capital Markets, Inc., or if the Company is required to indemnify CEP, as the new owner of Principal Sunrise IV, for any significant damages, the Company could potentially choose to cease operations and seek the protection of the courts.

ITEM 2	UNREGISTERED SALES OF EQUITY SECURITIES AND USE OF PROCEEDS

Convertible Debentures (TCH)

On July 1, 2015, the Company agreed to issue, in one or more separate tranches, up to $2.0 million of a newly created Senior Secured Convertible Debenture ("Debentures") security to three of its existing equity investors: Steuben Investment Company II, L.P. ("Steuben"), TCH Principal Solar, LP, ("TCH"), and SMCDLB, LLC ("SMC").

The first tranche of approximately $1.1 million was funded beginning July 1, 2015, and proceeds were used to meet obligations of our Principal Sunrise IV and Principal Sunrise V solar projects under development. In August 2015, all principal and interest pursuant to the Debentures was paid.

In connection with the Debentures, the Company granted to the holders 60-month warrants to purchase up to 90,796 shares of Common Stock at a price of $6.00 per share.

Convertible Note (Arowana)

On August 20, 2015, the Company issued a convertible note to Arowana in the original principal amount of $1,600,000. The note matures on December 31, 2016, and bears simple interest at the rate of 6% per annum (the "Arowana Note").

The Company used the proceeds from the Arowana Note to make investments in additional projects. The additional projects serve as collateral for the Company’s obligations under the Arowana Note, which is otherwise unsecured and non-recourse to the Company.

The principal amount of the Arowana Note may be converted, at Arowana’s option, into limited liability company membership interests in Principal Sunrise V, LLC at a conversion price determined with reference to the unlevered after tax project internal rate of return that reflects the lender’s investment valuation of Principal Sunrise V and other projects funded by the proceeds of the Arowana Note. The Company may pre-pay the Arowana Note at any time without pre-payment premium or penalty.

Subject to satisfactory completion of its due diligence, Arowana commits to contribute equity capital in amounts sufficient to fund project development to completion of Principal Sunrise V and the additional projects funded by the proceeds of the Arowana Note. If, following Arowana's completion of its due diligence on Principal Sunrise V, the Company and Arowana agree the project does not meet its investment return requirements, the parties agree to work in good faith to identify other project(s) as security under the Arowana Note.

The parties are further obligated to enter into a strategic relationship providing Arowana an opportunity to invest in the project equity in each of the additional projects, or equivalent substitute projects. Failure of the Company and Arowana to reach such agreement on or before September 30, 2015, which such date may be extended by mutual agreement, shall be an event of default giving rise to Company's forfeiture of the collateral, and the satisfaction and cancellation of the Arowana Note.

On September 30, 2015, the Arowana Note was modified to increase the amount by $280,594 to $1,880,594, and the date by which the parties should reach further agreement as to a strategic relationship was extended to December 31, 2015. The note was again increased on October 30, 2015, to $2,680,881 to meet the ongoing cost of development of the additional projects.

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

November 16, 2015
PRINCIPAL SOLAR, INC.
(Registrant)

/s/ David N. Pilotte
David N. Pilotte
Chief Financial Officer

EXHIBIT INDEX

Exhibit
Number	Description of Exhibit

2.1(1)	Exchange Agreement (March 7, 2011), Principal Solar (Texas), the Company, the shareholders of Principal Solar (Texas) and Pegasus Funds LLC

3.1(13)	Certificate of Incorporation (Delaware) (September 27, 2012)

3.2(13)	Certificate of Ownership and Merger (Delaware) (October 3, 2012)

3.3(12)	Bylaws

3.4 (10)	Certificate of Amendment to the Certificate of Incorporation (May 6, 2015)

4.1(1)	Form of Common Stock Certificate

4.2(5)	2014 Equity Incentive Plan (June 11, 2014)

4.3(6)	8% Senior Secured Convertible Debenture due September 2, 2015, with Alpha Capital Anstalt (March 2, 2015)

4.4(6)	Common Stock Purchase Warrant with Alpha Capital Anstalt (March 2, 2015)

4.5(17)	Binding Term Sheet to issue up to $2 million in Senior Secured Convertible Debentures dated July 1, 2015

4.6(20)	Convertible Corporate Promissory Note of $1.6 million with Arowana International Limited (August 20, 2015), as amended

10.1(1)	Employment Agreement with Michael Gorton (January 1, 2012)

10.2(1)	Form of Nonstatutory Stock Option Agreement

10.3(1)	Form of Nonstatutory Stock Option Grant Notice

10.4(1)	Employment Agreement with R. Michael Martin

10.5(1)	Common Stock Warrant to Purchase 151,050 Shares of Common Stock (Bridge Bank) (June 17, 2013)

10.6(1)	Warrant to Purchase 2,181,818 Shares of Common Stock (Steuben Investment Company II, L.P.) (June 14, 2013)

10.7(1)	Registration Rights Agreement (Steuben Investment Company II, L.P.) (June 14, 2013)

10.8(1)	Purchase and Sale Agreement (Powerhouse One, LLC Acquisition) (December 31, 2012)

10.9(1)	First Amendment to Purchase and Sale Agreement (Powerhouse One, LLC Acquisition) (June 2013)

10.10(1)	Loan and Security Agreement (Powerhouse One, LLC Acquisition) (June 2013)

10.11(1)	Pledge and Security Agreement dated June 10, 2013, by and between the Company, Vis Solis, Inc. and AstroSol, Inc. in favor of Bridge Bank

10.12(1)	Guaranty dated June 10, 2013 by the Company in favor of Bridge Bank

10.13(1)	Consulting Agreement with Carlyle Capital Markets, Inc. (December 4, 2013)

10.14(2)	Letter Agreement with Steuben Investment Company II, L.P. Regarding Registration Rights Agreement Penalties (February 5, 2014)

10.15(2)	Professional Services Agreement with DNP Financial, LLC (January 14, 2014)

10.16(2)	Form of Generation Partners Amended and Restated Pilot Extended Participation Agreement (power purchase agreement)

10.17(3)	Form of Convertible Corporate Promissory Note (Secured) with Messrs. Heller and Marmol (June 5, 2014)

10.18(3)	Form of Corporate Security Agreement with Messrs. Heller and Marmol (June 5, 2014)

10.19(4)	Amendment #1 to Registration Rights Agreement (October 7, 2014)

10.20(5)	Membership Interest Purchase Agreement with Innovative Solar Systems, LLC re Innovative Solar 46, LLC (November 6, 2014)

10.21(5)	Warrant Exercise Agreement with Steuben Investment Company II, L.P. (November 1, 2014)

10.22(5)	Form of Note and Security Modification Agreement re Corporate Convertible Promissory Note (Secured) with Messrs. Heller and Marmol (December 5, 2014)

10.23(5)	Form of Stock Option Notice and Agreement

10.24(6)	Securities Purchase Agreement with Alpha Capital Anstalt (March 2, 2015

10.25(6)	Security Agreement with Alpha Capital Anstalt (March 2, 2015)

10.26(6)	Subsidiary Guaranty with Alpha Capital Anstalt (March 2, 2015)

10.27(9)	Engineering, Procurement and Construction Agreement between Principal Solar, Inc. and Alpha Technologies Services (April 27, 2015)

10.28(11)	Membership Interest Purchase Agreement with Innovative Solar Systems, LLC re Innovative Solar 42, LLC (March 2, 2015)

10.29(13)	Purchase and Sale Agreement with SMCDLB, LLC re Series A Preferred Stock (May 15, 2015)

10.30(13)	Warrant to Purchase Common Stock issued to SMCDLB, LLC (May 15, 2015)

10.31(13)	Form of Note and Security 2nd Modification Agreement re Corporate Convertible Promissory Note (Secured) with Messrs. Gorton, Heller, and Marmol (May 11, 2015)

10.32(8)	Binding Term Sheet re Joint Development Agreement by and between Principal Solar, Inc. and Energy Surety Partners, LLC dated June 5, 2015.

10.33(16)	Binding Term Sheet by and between Principal Solar, Inc. and Innovative Solar Systems, LLC dated June 9, 2015

10.34(18)

Assignment Agreement among Principal Solar, Inc., Carolina Energy Partners II, LLC, and Innovative Solar Systems, LLC dated August 11, 2015, re the Membership Interest Purchase Agreement to acquire Innovative Solar 46, LLC dated November 6, 2014

10.35(19)	Purchase and Sale Agreement by and among Principal Solar, Inc. et al (sellers) and Magnolia Sun, LLC (buyer) re the sale of Powerhouse One, LLC (August 18, 2015)

14.1(7)	Code of Business Conduct (March 10, 2015)

21.1(15)	Subsidiaries of the Registrant

31.1*	Certification pursuant to Rule 13a-14(a)/15d-14(a) (Chief Executive Officer)

31.2*	Certification pursuant to Rule 13a-14(a)/15d-14(a) (Chief Financial Officer)

32.1*	Section 1350 Certification (Chief Executive Officer)

32.2*	Section 1350 Certification (Chief Financial Officer)

99.1(1)	Glossary

101.INS*	XBRL Instance
101.SCH*	XBRL Taxonomy Extension Schema
101.CAL*	XBRL Taxonomy Extension Calculation
101.DEF*	XBRL Taxonomy Extension Definition
101.LAB*	XBRL Taxonomy Extension Labels
101.PRE*	XBRL Taxonomy Extension Presentation

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

(19) Filed as an exhibit to the Company's Quarterly Report on Form 10-Q (File: 333-193058) filed with the Securities and Exchange Commission on August 19, 2015, and incorporated herein by reference.

(20) Filed as an exhibit to the Company's Current Report on Form 8-K (File: 333-193058) filed with the Securities and Exchange Commission on August 27, 2015, and incorporated herein by reference.