Form 10-K
period 2015-12-31
Principal Solar, Inc.
filed 2016-04-14
CIK 1587476

UNITED STATES

SECURITIES AND EXCHANGE COMMISSION

Washington, D.C. 20549

FORM 10-K

ANNUAL REPORT UNDER SECTION 13 OR 15(d)

OF THE SECURITIES EXCHANGE ACT OF 1934

For the fiscal year ended December 31, 2015

Commission File No. 333-193058

PRINCIPAL SOLAR, INC.

(Exact name of registrant as specified in its charter)

Delaware	27-3096175
(State or other jurisdiction of incorporation or organization)	(I.R.S. Employer Identification No.)

2560 King Arthur Blvd Suite 124 PMB 65

Lewisville, TX 75056

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

Indicate by check mark whether the registrant is a shell company (as defined in Rule 12b-2 of the Exchange Act). Yes ☐ No ☑

The aggregate market value of the voting and non-voting common equity held by non-affiliates was $2,135,680, computed by reference to the price at which the common equity was last sold. For purposes of the foregoing calculation, we have assumed that only directors, executive officers, and holders of 10% or more of the issuer’s common capital stock are affiliates.

The number of shares outstanding of the registrant’s common stock as of April 8, 2016, was 5,564,258.

Documents Incorporated By Reference

None

INTRODUCTORY COMMENT

In this report, the terms "we," "us," "our," "Company," “PSWW”, “PSI”, and “Principal Solar” refer to Principal Solar, Inc., a Delaware corporation, and its subsidiaries.

FORWARD-LOOKING STATEMENTS

When used in this report, the words “may,” “will,” “expect,” “anticipate,” “continue,” “estimate,” “intend,” and similar expressions are intended to identify forward-looking statements within the meaning of Section 27A of the Securities Act of 1933, as amended (the “Act”) and Section 21E of the Securities Exchange Act of 1934, as amended (the “Exchange Act”) regarding events, conditions and financial trends which may affect the Company’s future plans of operations, business strategy, operating results, and financial position. Such statements are not guarantees of future performance and are subject to risks and uncertainties and actual results may differ materially from those included within the forward-looking statements for various reasons, including those identified under Risk Factors included herein. Readers are cautioned not to place undue reliance on these forward-looking statements, which speak only as of the date made. Except as required under federal securities laws and the rules and regulations of the United States Securities and Exchange Commission, the Company does not undertake, and specifically declines, any obligation to update any of these statements or to publicly announce the results of any revisions to any forward-looking statements after the distribution of this report, whether as a result of new information, future events, changes in assumptions, or otherwise.

PART I

ITEM 1	BUSINESS

Corporate Information

Principal Solar, Inc. is the successor company to Kupper Parker Communications, Inc. (“KPCG”), having been created in March 2011 through a reverse merger undertaken pursuant to an Exchange Agreement dated as of March 7, 2011, between Principal Solar, Inc. (a Texas corporation, “Principal Solar Texas”) and KPCG.

Business

Historically, our business plan has been to acquire, build, own, and operate profitable, large-scale solar generation facilities (collectively, "solar development"). The Company has failed to secure sufficient project financing to build large-scale solar generation facilities as planned, and is not considering any new large utility-scale solar projects at this time. Currently, the Company is negotiating to assign its interest in its Sunrise V (IS 42) project in order to create liquidity or otherwise remove obligations of the Company regarding current projects. The consummation of any agreement is subject to entering into a separate construction contract, and final closing is subject to the buyer securing financing and other conditions, some of which may be beyond the Company’s control. If all of the conditions are satisfied, the consummation of the assignment is expected to occur in the second quarter of 2016. See discussion below under "Disposition of Principal Sunrise V". The Company is also considering disposition of its remaining development projects acquired in partnership with Arowana International Limited ("Arowana"). See discussion below under “Additional Projects”. Successful disposition of one or more of the Company's projects is necessary to the Company's ability to meet its obligations coming due during 2016. Failure to complete the dispositions, or complete them on expected terms, could cause the Company to lose its cumulative investment in one or more of the projects and cause it to cease operations.

Resulting from the expected and considered dispositions, the Company expects to make changes to its leadership team, including the expected departure concurrent with this filing of its Chief Financial Officer, Chief Operating Officer, and Chief Technology Officer whose services may remain available to us for a time through a transition services agreement with their new employer, VivoPower USA, LLC, an affiliate of Arowana.

Recent Events

 Disposition of Principal Sunrise V (aka IS 42)

The Company is negotiating to assign its interest in Principal Sunrise V to a buyer contingent upon the assignee's ability to secure the necessary tax equity and debt financing (approximately $108 million combined) to build and operate the project. Tax equity is defined as temporary equity invested whose primary source of return is monetizing the tax attributes of the underlying investment ("tax equity"). The parties have selected a date of June 30, 2016, to secure the financing and close the transaction, and such date may be extended by the parties. If completed, under the assignment agreement the Company would be repaid its cumulative investment through the closing date ($5.1 million at March 31, 2016) and a separate development fee up to $4.0 million. As a part of the assignment, the Company guaranteed the assignee a 10% after-tax rate of return, with any deficit being deducted from the development fee to be received by the Company. Due to its variable nature, the ultimate development fee received by the Company is expected to range between $0 and $4 million to be paid incrementally between closing and commercial operation date ("COD") as the costs to construct the project become more certain. As a part of the transaction, the assignee has agreed to fund a portion of the development costs between signing and closing through a loan to the Company of up to $333 thousand, and the project seller has agreed to be paid their balance due at closing, both lessening the monthly cash burden to the Company.

There can be no assurance the assignment of Principal Sunrise V will be closed or closed upon the terms described above, and failure to close or to close timely would result in a loss of the Company's investment to date.

Additional Projects

On August 20, 2015, the Company issued a promissory note and security agreement to Arowana in the original principal amount of $1,600,000. The note matures on December 31, 2016, and bears simple interest at the rate of 6% per annum (the "Arowana Note"). The note is convertible, at the option of the holder, into membership interests in our Principal Sunrise V project based upon a valuation not yet determinable.

The Company used the proceeds from the Arowana Note to make investments in two additional projects totaling 68MW AC ("Additional Projects"). The first of the two projects, 34.2MW AC in North Carolina, should begin construction in the second quarter of 2016 and is expected to be completed in the fourth quarter of 2016. The second of the two projects, 33.8 MW AC also in North Carolina, is approximately 6 weeks behind the first. The Additional Projects serve as collateral for the Company’s obligations under the Arowana Note, which is otherwise unsecured and non-recourse to the Company.

Arowana continues to fund the development costs of the Additional Projects and, at March 31, 2016, the cumulative investment in the Additional Projects totaled $7.9 million, and the balance of the Arowana Note was $8.0 million, including interest. There can be no assurance Arowana will continue funding the two projects and failing to do so could, depending upon the completion, timing, and proceeds from the assignment of Principal Sunrise V, cause the related power purchase agreements to be in default, resulting in a loss of all amounts invested to date.

White Papers, Standards, and Thought Leadership

Over the past four years, via the acquisition and expansion of the Principal Solar Institute (www.PrincipalSolarInstitute.org) (the Company’s industry website), the Company has become one of the most prolific authors in the solar industry. The Company has produced multiple white papers and dozens of articles on solar and solar-related topics. The Institute also regularly hosts industry experts to conduct valuable and relevant webinars. The long-term goal is to publish an authoritative library of papers and webinars, which will represent a single source and resource for understanding the solar industry. In the fall of 2012, the Company launched the Principal Solar Ratings System, an industry-first ratings system that allows easy, unbiased, comprehensive analysis and comparison of PV modules and solar power generation systems. The Institute built the Ratings system by bringing together a standards committee consisting, in the view of our management, of some of the best known and highly regarded individuals in the sector.

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

Pursuant to Section 102 of the JOBS Act, we have provided reduced executive compensation disclosure and have omitted a compensation discussion and analysis from this report.

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

ITEM 1A	RISK FACTORS

Risks Relating to Our Business and Our Industry

Our business is subject to numerous risks and uncertainties, including those listed below. Some of these risks include risks associated with:

●	Our collection of current amounts receivable
●	Our disposition of remaining development assets
●	Our ability to execute on a new business strategy
●	The August 2015 sale of the Company's Powerhouse One subsidiary leaves us with no meaningful source of revenue

●	Our ability to continue as a going concern
●	Risks associated with the JOBS Act
●	Our financial statements involve the use of estimates, judgments, and assumptions
●	Management has identified material weaknesses in our controls over financial reporting
●	Our lack of operating history
●	Severance pay provided under employment agreements
●	The voting control of our officers, directors, and our largest stockholder
●	Required indemnification of officers and directors
●	The illiquid, sporadic and volatile market for our Common Stock
●	FINRA sales practices may limit out stockholders' ability to buy and sell our stock
●	Our Common Stock is deemed a “penny stock”
●	We have not, and are unlikely to pay dividends on our Common Stock
●	Risks associated with secondary trading of our stock
●	Significant sales, or anticipated sale of shares of our stock could negatively affect the market price
●	We are not subject to certain rules regarding corporate governance
●	Our costs to comply with Sarbanes Oxley are expected to increase
●	We have authorization to issue additional shares resulting in dilution to our existing stockholders
●	Our ability to issue blank check preferred stock
●	Stockholders who hold unregistered “restricted securities” will be subject to resale restrictions
●	We may face a substantial penalty under a Registration Rights Agreement

Our future liquidity and ability to continue operations is dependent upon our collection of current amounts receivable.

On August 11, 2015, the Company assigned its contractual rights to acquire Principal Sunrise IV to Carolina Energy Partners II. The balance of proceeds due to the Company of $1.6 million is due at the project's commercial operation date, expected in early May 2016. Failure to collect that amount would jeopardize the Company's ability to meet its near-term obligations.

Our future liquidity and ability to continue operations is dependent upon the disposition of remaining development assets.

The current negotiation to assign Principal Sunrise V, if successful, is expected to result in the Company's reimbursement of its cumulative investment ($5.1 million at March 31, 2016) and a separate development fee expected to be between $0 and $4.0 million. Completion of the disposition of the existing terms is key to the Company's ability to meet its obligations coming due during 2016. Failure to complete the disposition, or complete it upon terms or timing different than expected, could cause the Company to lose its cumulative investment in the project and cause the Company to cease operations.

Our ability to build a sustainable continuing operation is dependent on our ability to execute on a new business strategy.

Potentially disposing of its current development assets, and not considering any new large utility-scale solar development assets, makes the Company's ability to continue as a going concern dependent on our ability to develop, adopt, finance, and execute on a new business strategy.

The sale of the Company's Powerhouse One subsidiary leaves us with no meaningful source of revenue.

Historically, more than 96% of our consolidated power generation revenue arose from our Powerhouse One solar installation in Fayetteville, Tennessee. With the sale of Powerhouse One in August 2015 the Company has eliminated its primary source of revenue and is dependent upon the remaining payments from the assignment of its contractual rights in Principal Sunrise IV and the potential proceeds from the sale of Principal Sunrise V to maintain its business.

General Risks

Our auditor has expressed uncertainty about our ability to continue as a going concern.

The Company has consistently experienced significant negative cash flows from operating activities, negative working capital and has an accumulated deficit. Because of the above, we have been issued an opinion by our auditors that substantial concern exists as to whether we can continue as a going concern. As such, it may be more difficult to attract investors.

The recently enacted JOBS Act will allow us to postpone the date by which we must comply with certain laws and regulations and to reduce the amount of information provided in reports filed with the SEC. We cannot be certain if the reduced disclosure requirements applicable to “emerging growth companies” will make our common stock less attractive to investors.

We are and we will remain an "emerging growth company" until the earliest to occur of (i) the last day of the fiscal year during which our total annual revenues equal or exceed $1 billion (subject to adjustment for inflation), (ii) the last day of the fiscal year following the fifth anniversary of our initial public offering, (iii) the date on which we have, during the previous three-year period, issued more than $1 billion in non-convertible debt securities, or (iv) the date on which we are deemed a "large accelerated filer" (with at least $700 million in public float) under the Exchange Act. For so long as we remain an "emerging growth company" as defined in the JOBS Act, we may take advantage of certain exemptions from various reporting requirements that are applicable to other public companies that are not "emerging growth companies" as described in further detail in the risk factors below. We cannot predict if investors will find our common stock less attractive because we will rely on some or all of these exemptions. If some investors find our common stock less attractive as a result, there may be a less active trading market for our common stock and our stock price may be more volatile. If we avail ourselves of certain exemptions from various reporting requirements, as is currently our plan, our reduced disclosure may make it more difficult for investors and securities analysts to evaluate us and may result in less investor confidence.

The recently enacted JOBS Act will also allow the Company to postpone the date by which it must comply with certain laws and regulations intended to protect investors and to reduce the amount of information provided in reports filed with the SEC.

As an "emerging growth company", we may take advantage of specified reduced disclosure and other requirements that are otherwise applicable generally to public companies. These provisions include:

●     only two years of audited financial statements in addition to any required unaudited interim financial statements with correspondingly reduced “Management’s Discussion and Analysis of Financial Conditions and Results of Operations” disclosure

●     reduced disclosure about our executive compensation arrangements

●     no requirement that we hold non-binding advisory votes on executive compensation or golden parachute arrangements

●     exemption from the auditor attestation requirement in the assessment of our internal control over financial reporting

We have taken advantage of some of these reduced burdens, and thus the information we provide our stockholders may be different from what you might receive from other public companies in which you hold shares.

In addition, Section 107 of the JOBS Act also provides that an emerging growth company can take advantage of the extended transition period provided in Section 7(a)(2)(B) of the Securities Act for complying with new or revised accounting standards. In other words, an emerging growth company can delay the adoption of certain accounting standards until those standards would otherwise apply to private companies. However, we are choosing to “opt out” of such extended transition period, and as a result, we will comply with new or revised accounting standards on the relevant dates on which adoption of such standards is required for non-emerging growth companies. Section 107 of the JOBS Act provides that our decision to opt out of the extended transition period for complying with new or revised accounting standards is irrevocable.

Notwithstanding the above, we are also currently a “smaller reporting company”, meaning that we are not an investment company, an asset-backed issuer, or a majority-owned subsidiary of a parent company that is not a smaller reporting company and have a public float of less than $75 million and annual revenues of less than $50 million during the most recently completed fiscal year. In the event that we are still considered a “smaller reporting company”, at such time are we cease being an “emerging growth company”, the disclosure we will be required to provide in our SEC filings will increase, but will still be less than it would be if we were not considered either an “emerging growth company” or a “smaller reporting company”.  Specifically, similar to “emerging growth companies”, “smaller reporting companies” are able to provide simplified executive compensation disclosures in their filings; are exempt from the provisions of Section 404(b) of the Sarbanes-Oxley Act requiring that independent registered public accounting firms provide an attestation report on the effectiveness of internal control over financial reporting; and have certain other decreased disclosure obligations in their SEC filings, including, among other things, only being required to provide two years of audited financial statements in annual reports.  Decreased disclosures in our SEC filings due to our status as an “emerging growth company” or “smaller reporting company” may make it harder for investors to analyze the Company’s results of operations and financial prospects.

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

The Company and its subsidiaries have disclosed material weaknesses in their internal control over financial reporting that related to the adequacy of our financial and accounting organization support for our financial accounting and reporting needs. These weaknesses mainly resulted from a lack of sufficient personnel, and contributed to deficiencies related to: (1) proper segregation of duties to ensure adequate review of financial transactions; (2) written policies and procedures surrounding the accumulation and summarization of financial transactions; and (3) documentation evidencing the controls that do exist were operating effectively. As of the date of this filing, we have not remediated these material weaknesses.

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

We lack a significant operating history focusing on our current business strategy which investors can use to evaluate us, making share ownership in our Company risky.

Our Company lacks a long-standing operating history focusing on our current business strategy which investors can use to evaluate our Company’s previous results. Therefore, ownership in our Company is risky because we have no significant business history, and it is hard to predict what the outcome of our business operations will be in the future.

In the event Mr. Gorton’s or Mr. Martin’s employment agreements are terminated by the Company without cause or Mr. Gorton or Mr. Martin resigns for any reason or dies, we owe them (or their heirs or estates as applicable) significant amounts of severance pay.

As described below under “Executive and Director Compensation” – “Employment Agreements”, effective January 1, 2012, the Company entered into an Employment Agreement with Michael Gorton to serve as the Company’s Chief Executive Officer and effective January 1, 2011, the Company entered into an Employment Agreement with R. Michael Martin to serve as the Company’s Executive Vice President Business Development (collectively Mr. Gorton and Mr. Martin, the “Key Executives”).  The agreements remain in effect until the Board of Directors terminates the employment of the Key Executives with the Company or the Key Executives resign with 30 days’ notice.  Pursuant to the agreements, the Company agreed to pay Mr. Gorton $22,000 per month ($264,000 per year, as adjusted from time-to-time) during the term of the agreement and an additional $2,000 per month for the first 18 months of the agreement to repay accrued compensation due to Mr. Gorton. We agree to pay Mr. Martin $16,000 per month ($192,000 per year, as adjusted from time-to-time) during the term of the agreement and reimburse him for up to $170 of monthly cell phone expenses and up to $1,000 in health insurance premiums.  The Company can terminate either agreement at any time with or without cause, provided that if the Company terminates an agreement without cause, it is required to pay the Key Executive, all salary due as of the date of such termination, plus either one year of severance pay (Mr. Gorton) or six months of severance pay (Mr. Martin) (at his then applicable salary) and all unvested options held by the Key Executive, if any, vest immediately. Termination for cause under the agreements include the Key Executive’s willful misconduct or habitual neglect in the performance of his duties, conviction for any felony involving fraud, dishonesty or moral turpitude, a material breach of the agreement which remains uncured for 10 days after written notice of such breach by the Company, the material violation of the Company’s policies, or the material dishonesty, moral turpitude, fraud or misrepresentation with respect to the Key Executive’s duties under the applicable agreement.  In the event a Key Executive resigns from the Company for any reason, or upon the Key Executive’s death, the Company is required to pay the Key Executive (or as applicable his heirs or estate), all salary due as of the date of such termination, plus one year of severance pay (Mr. Gorton) or six months of severance pay (Mr. Martin) (at his then applicable salary) and all unvested options held by the Key Executive, if any, vest immediately.  In the event of the termination of a Key Executive’s employment agreement for cause or disability, the Company is only required to pay him any salary and other benefits earned as of the date of termination.  The requirement to pay the Key Executives’ severance pay required under these Employment Agreements could prevent a change of control, even if in the best interests of the Company, provide incentives for the Company not to terminate Mr. Gorton and/or Mr. Martin, and could, if we are forced to pay such severance pay, have an adverse effect on our liquidity and cash flows.

Our executive officers and directors possess significant influence over the Company.

Our executive officers and directors possess significant influence over the matters submitted to the stockholders for approval.  These matters include the election of directors, mergers, consolidations, the sale of all or substantially all of our assets, and also the power to prevent or cause a change in control.  This level of influence by the executive officers and directors, gives them substantial ability to determine our future as a business.  Any investor who purchases shares in the Company will be a minority stockholder and, as such, will have little say in the direction of the Company and the election of directors. As a potential investor in the Company, you should keep in mind that even if you own shares of the Company's common stock and wish to vote them at annual or special stockholder meetings, your shares will likely have little effect on the outcome of corporate decisions.

Our Certificate of Incorporation and Bylaws limit the liability of, and provide indemnification for, our officers and directors.

Our Certificate of Incorporation generally limits our officers’ and directors’ personal liability to the Company and its stockholders for breach of a fiduciary duty as an officer or director except for breach of the duty of loyalty or acts or omissions not made in good faith or which involve intentional misconduct or a knowing violation of law. Our Certificate of Incorporation and Bylaws, provide indemnification for our officers and directors to the fullest extent authorized by the Delaware General Corporation Law against all expense, liability, and loss, including attorney's fees, judgments, fines excise taxes or penalties and amounts to be paid in settlement reasonably incurred or suffered by an officer or director in connection with any action, suit or proceeding, whether civil or criminal, administrative or investigative (hereinafter a "Proceeding") to which the officer or director is made a party or is threatened to be made a party, or in which the officer or director is involved by reason of the fact that he is or was an officer or director of the Company, or is or was serving at the request of the Company whether the basis of the Proceeding is an alleged action in an official capacity as an officer or director, or in any other capacity while serving as an officer or director. Thus, the Company may be prevented from recovering damages for certain alleged errors or omissions by the officers and directors for liabilities incurred in connection with their good faith acts for the Company.  Such an indemnification payment might deplete the Company's assets. Stockholders who have questions regarding the fiduciary obligations of the officers and directors of the Company should consult with independent legal counsel. It is the position of the SEC that exculpation from and indemnification for liabilities arising under the Securities Act and the rules and regulations thereunder is against public policy and therefore unenforceable.

Risks Relating To Our Securities

The market for our common stock is volatile, sporadic and illiquid.

Our common stock is currently quoted on the OTC Pink® market maintained by OTC Markets Group, Inc. under the symbol “PSWW”. The market for our common stock is, and will likely continue to be, volatile, sporadic and illiquid. We anticipate that the market for our common stock will be subject to wide fluctuations in response to several factors, including, but not limited to:

●	actual or anticipated variations in our results of operations
●	our ability or inability to generate new revenues
●	increased competition
●	conditions and trends in the market for energy and renewable energy, including solar power, in general

Furthermore, our stock price may be impacted by factors that are unrelated or disproportionate to our operating performance. These market fluctuations, as well as general economic, political and market conditions, such as recessions, interest rates or international currency fluctuations may adversely affect the market price of our Common Stock.

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

Our Common Stock is deemed a “penny stock” which makes it more difficult for our investors to sell their shares.

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

State securities laws may limit secondary trading, which may restrict the states in which and conditions under which you can sell shares of our Common Stock.

Secondary trading in our common stock may not be possible in any state until the common stock is qualified for sale under the applicable securities laws of the state or there is confirmation that an exemption, such as listing in certain recognized securities manuals, is available for secondary trading in the state. If we fail to register or qualify, or to obtain or verify an exemption for the secondary trading of, the common stock in any particular state, the common stock cannot be offered or sold to, or purchased by, a resident of that state. In the event that a significant number of states refuse to permit secondary trading in our common stock, the liquidity for our common stock could be significantly impacted.

Significant sales of our Common Stock, or the perception that significant sales may occur in the future, could adversely affect the market price for our shares.

Sales of substantial amounts of our Common Stock in the public market by us or our stockholders could adversely affect the prevailing market price of our shares and could cause the market price to remain low for a substantial amount of time. We cannot foresee the impact of such potential sales on the market, but it is possible that if a significant percentage of such available shares were attempted to be sold within a short period of time, the market for our shares would be adversely affected. It is also unclear whether the market for our Common Stock could absorb a large number of attempted sales in a short period of time, regardless of the price at which they might be offered. Even if a substantial number of sales do not occur within a short period of time, the mere existence of this “market overhang” could have a negative impact on the market for our shares and our ability to raise additional capital.

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

We will incur legal, accounting and other expenses in connection with our current status as a reporting public company. Sarbanes-Oxley and rules subsequently implemented by the SEC have imposed various requirements on public companies, including required changes in corporate governance practices. As such, our management and other personnel will need to devote a substantial amount of time to these compliance initiatives. Moreover, these rules and regulations will increase our legal and financial compliance costs and make some activities more time-consuming and costly. Sarbanes-Oxley requires, among other things, that we maintain effective internal controls for financial reporting and disclosure of controls and procedures. In particular, we must perform system and process evaluation and testing of our internal controls over financial reporting to allow management to report on the effectiveness of our internal controls over financial reporting. Our testing may reveal deficiencies in our internal controls over financial reporting that are deemed to be material weaknesses. Our compliance with Section 404 of Sarbanes-Oxley and our current status as a reporting public company will require that we incur substantial accounting, legal and filing expenses and expend significant management efforts. We currently do not have an internal audit group, and we may need to hire additional accounting and financial staff with appropriate public company experience and technical accounting knowledge. Moreover, if we are not able to comply with the requirements of Section 404 of Sarbanes-Oxley in a timely manner, the market price of our stock, if any, could decline, and we could be subject to sanctions or investigations by the SEC or other regulatory authorities, which would require additional financial and management resources.

Delaware law and our Certificate of Incorporation authorize us to issue shares of stock, which shares may cause substantial dilution to our existing stockholders.

We have authorized capital stock consisting of 15,000,000 shares of common stock, $0.01 par value per share, and 2,000,000 shares of preferred stock, $0.01 par value per share (“Preferred Stock”). As of the date of this filing, we have 5,564,258 shares of common stock issued and outstanding and no preferred shares outstanding.  As a result, our Board of Directors has the ability to issue a large number of additional shares of common stock without stockholder approval, which if issued could cause substantial dilution to our then stockholders.  Additionally, shares of Preferred Stock may be issued by our Board of Directors without stockholder approval with voting powers, and such preferences and relative, participating, optional or other special rights and powers as determined by our Board of Directors, which may be greater than the shares of common stock currently outstanding.  As a result, shares of Preferred Stock may be issued by our Board of Directors which cause the holders to have super majority voting power over our shares, provide the holders of the Preferred Stock the right to convert the shares of Preferred Stock they hold into shares of our common stock, which may cause substantial dilution to our then common stock stockholders and/or have other rights and preferences greater than those of our common stock stockholders. Investors should keep in mind that the Board of Directors has the authority to issue additional shares of common stock and Preferred Stock, which could cause substantial dilution to our existing stockholders.  Additionally, the dilutive effect of any Preferred Stock, which we may issue may be exacerbated given the fact that such Preferred Stock may have super majority voting rights and/or other rights or preferences which could provide the preferred stockholders with voting control over us subsequent to this Offering and/or give those holders the power to prevent or cause a change in control.  As a result, the issuance of shares of common stock and/or Preferred Stock may cause the value of our securities to decrease and/or become worthless.

We have established preferred stock, which our Board of Directors can designate and issue without stockholder approval.

The Company has 2,000,000 shares of Preferred Stock authorized. Shares of preferred stock of the Company may be issued from time to time in one or more series, each of which shall have distinctive designation or title as shall be determined by the Board of Directors of the Company prior to the issuance of any shares thereof. The preferred stock shall have such voting powers, full or limited, or no voting powers, and such preferences and relative, participating, optional or other special rights and such qualifications, limitations or restrictions thereof as adopted by the Board of Directors. Because the Board of directors is able to designate the powers and preferences of the preferred stock without the vote of a majority of the Company’s stockholders, stockholders of the Company will have no control over what designations and preferences the Company’s preferred stock will have. As a result of this, the Company’s stockholders may have less control over the designations and preferences of the preferred stock and as a result the operations of the Company.

Stockholders who hold unregistered “restricted securities” will be subject to resale restrictions pursuant to Rule 144, due to the fact that we are deemed to be a former “shell company.”

Pursuant to Rule 144 of the Securities Act of 1933, as amended (“Rule 144”), a “shell company” is defined as a company that has no or nominal operations; and, either no or nominal assets; assets consisting solely of cash and cash equivalents; or assets consisting of any amount of cash and cash equivalents and nominal other assets. While we do not believe that we are currently a “shell company”, we were previously a “shell company” and as such are deemed to be a former “shell company” pursuant to Rule 144, and as such, sales of our securities pursuant to Rule 144 may not be able to be made until we are subject to Section 13 or 15(d) of the Securities Exchange Act of 1934, as amended (the Exchange Act"), and have filed all of our required periodic reports for at least the previous one year period prior to any sale pursuant to Rule 144; and a period of at least twelve months has elapsed from the date “Form 10 information” has been filed with the Commission reflecting the Company’s status as a non-“shell company.” Because we are deemed to be a former “shell company”, none of our non-registered “restricted securities” will be eligible to be sold pursuant to Rule 144, until at least a year after the date that our Registration Statement is filed with the Commission, any non-registered securities we sell in the future or issue to consultants or employees, in consideration for services rendered or for any other purpose will have no liquidity until and unless such securities are registered with the Commission and/or until a year after we have complied with the requirements of Rule 144. As a result, it may be harder for us to fund our operations and pay our consultants with our securities instead of cash. Furthermore, it will be harder for us to obtain funding through the sale of debt or equity securities unless we agree to register such securities with the Commission, which could cause us to expend additional resources in the future. Our status as a former “shell company” could prevent us from raising additional funds, engaging consultants, and using our securities to pay for any acquisitions, which could cause the value of our securities, if any, to decline in value or become worthless.

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

Through our SunGen StepGuys, LLC, wholly-owned subsidiary, we own and operate a roof mounted solar electric generation facility located in Alfred, Maine.  The project was designed as a 111 kilowatt direct current that is operating at 120/208 volts providing approximately 124,000 kilowatt hours of electricity per year. The underlying lease dated September 2009 has a term of 25 years and two 25-year renewal options. There are no lease payments in the lease.

The Company maintains no offices, but has access to shared conference facilities upon request.   We believe maintaining an office is not material to the operations of the business.

ITEM 3	LEGAL PROCEEDINGS

Legacy Liabilities

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

In March 2015, the Company entered into a settlement agreement with Pegasus regarding its indemnification of the Company in regards to the legacy liabilities. In the settlement agreement, the Company agreed to accept the return of 215,154 shares of the original 534,654 shares of its Common Stock issued to Pegasus and its principals and affiliates in acquiring the shell company, Kupper Parker Communications, Inc., which later became Principal Solar, Inc. As the shares of Common Stock were initially issued in a common stock for preferred stock share exchange with Pegasus, the shares returned by Pegasus will be cancelled without further accounting recognition. The cancellation of 50,000 of the shares was effected in December 2015, and the remaining will be recognized for accounting purposes once they are received from Pegasus.

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

In more than 20 months, CCMI was unable to arrange financing of any type or amount and was unable to even generate enough interest to produce a financing proposal from a prospective investor or lender. With CCMI failing its promise, the Company raised money on its own to maintain operations and further its solar development efforts. Despite CCMI's failure to secure even a single financing proposal (let alone a proposal acceptable to the Company), and despite CCMI having no involvement in non-project related financing efforts undertaken by the Company, CCMI claimed an entitlement to extensive fees.

Initially set for arbitration in February 2016, the parties mediated the matter instead in November 2015 and settled with the Company paying CCMI $1.7 million in connection with the August 2015 assignment of Principal Sunrise IV. Funds to pay the settlement came from the $2.5 million escrow Deposit established concurrent with the assignment of the project. Additionally, the Company agreed to pay CCMI 10% of any proceeds from financing or disposition of Principal Sunrise V (aka IS 42), should such event take place on or before July 30, 2016. The Company has accrued a Commission payable of $600 thousand at December 31, 2015, based upon its expected proceeds from the disposition of Principal Sunrise V, and funds to pay this later amount are expected to come from the disposition of Principal Sunrise V.

Vis Solis, Inc.

In November 2014, the Company entered into a services agreement (the “Services Agreement”) with Vis Solis, Inc. ("VIS"), the minority interest holder of our former Powerhouse One subsidiary, wherein VIS would refer to the Company "economically viable solar generation projects" for acquisition; identify and source engineering procurement and construction firms; identify and source operations and maintenance contractors; among other things necessary to build, own, and operate solar projects. In exchange for its services, VIS would be compensated from the construction and permanent financing arranged by the Company based upon the installed kilowatts of each project the Company accepted, took under contract, and put into commercial operation. Any compensation owing to VIS from the Company under the Services Agreement would be due either at the project’s "Financial Close" or its COD.

In August 2015, the Company assigned its contractual rights to develop, finance, and put into commercial operation its project Principal Sunrise IV to Carolina Energy Partners II, LLC (“CEP”) as the Company had been unable to arrange either construction or permanent financing for this project.

In January 2016, the Company and VIS mediated the matter and reached a settlement wherein the Company will pay VIS $900 thousand to settle all matters between the parties and terminate the original agreement. As a part of its Gain on sale and assignment of assets, the Company has accrued a Commission payable of $900 thousand at December 31, 2015, and funds to pay such amount are expected to come from the earlier of COD of Principal Sunrise IV (upon which the Company expects to receive $1.6 million) or the disposition of Principal Sunrise V, if any.

TCH Principal Solar, LP

In March 2015, TCH Principal Solar, LP ("TCH") made two equity investments in our Common Stock (March 5th and 25th) of $500 thousand each. In September 2015, it notified the Company it had realized the Company had completed an issuance of debt securities to Alpha Capital Anstalt, including warrants, immediately before its first equity investment in March and that TCH wanted an "equal deal" despite the disparity of security instruments and other terms. The Company responded to the notice with a list of questions and such questions went unanswered by TCH.

In January 2016, TCH demanded mediation to resolve the matter and the mediation occurred on March 3, 2016. Though not final, the parties have tentatively agreed, subject to appropriate documentation, the Company would pay TCH an amount of $300 thousand and 10% of the proceeds from the disposition of Principal Sunrise V, if and when such occurs, with the total payment not to exceed $800 thousand. The Company has accrued an $800 thousand Mediation settlement at December 31, 2015, and funds to pay such amount are expected to come from proceeds from the disposition of Principal Sunrise V.

PART II

ITEM 5	MARKET FOR REGISTRANT’S COMMON EQUITY, RELATED STOCKHOLDER MATTERS, AND ISSUER PURCHASES OF EQUITY SECURITIES

Market for Common Stock

Our common stock is currently quoted on the OTC Pink® market maintained by OTC Markets Group, Inc. under the symbol “PSWW”; however, our securities are currently highly illiquid, subject to large swings in trading price, and are only traded on a sporadic and limited basis.

The following table sets forth, for the periods indicated, the high and low sales prices per share of our common stock. The quotations reflect inter-dealer prices without retail markups, markdowns, or commissions and may not represent actual transactions. For current price information, stockholders or other interested individuals are urged to consult publicly available sources.  During the periods presented below trading in our common stock was highly illiquid and sporadic. On May 6, 2015, the Company completed a 1:4 reverse stock split of its outstanding common stock.  Unless otherwise stated or the context would require otherwise, all share amounts disclosed throughout this Annual Report retroactively take into account the Reverse Split.

QUARTER ENDED	HIGH	LOW

June 30, 2016 (through April 8)	$0.67	$0.67
March 31, 2016	$0.78	$.060

December 31, 2015	$0.89	$0.77
September 30, 2015	$11.00	$0.75
June 30, 2015	$8.90	$1.76
March 31, 2015	$8.00	$0.70

December 31, 2014	$1.79	$0.55
September 30, 2014	$1.71	$1.30
June 30, 2014	$1.80	$1.15
March 31, 2014	$2.01	$1.01

Stockholders

As of April 8, 2016, there were 207 record holders of our Common Stock.

Dividends

We have never declared or paid any cash dividends on our common stock, and we do not anticipate paying any dividends in the foreseeable future.  We intend to devote any earnings to fund the operations and the development of our business.

Sales of Unregistered Securities

None

Shares Authorized for Issuance Under Equity Compensation Plans

The following table provides information as of December 31, 2015, regarding the 2014 Equity Incentive Plan under which equity securities are authorized for issuance:

Plan Category	Number of securities to be issued upon exercise of outstanding options, warrants and rights	Weighted-average exercise price of outstanding options, warrants and rights	Number of securities available for future issuance under equity compensation plans (excluding those in first column)
Equity compensation plans approved by the security holdersA	-	-	-
Equity compensation plans not approved by the security holders	794,816	$4.87	171,274

Total	794,816	$4.87	171,274

ITEM 7	MANAGEMENT’S DISCUSSION AND ANALYSIS OF FINANCIAL CONDITION AND RESULTS OF OPERATIONS

Comparison of Operating Results

Year Ended December 31, 2015 and 2014

(all amounts rounded)

Power generation revenue was $483 thousand in 2015 compared to $975 thousand in 2014, a decrease of $492 thousand; and total cost of revenues was $278 thousand compared to $553 thousand in 2014, a decrease of $275 thousand. Both decreases are due primarily to the sale of our Powerhouse One subsidiary in August 2015 (effective July 1, 2015).

The increase in general and administrative expenses of approximately $168 thousand was comprised of:

●

a net decrease of $468 thousand in equity compensation as 2014 included a general grant of options to management and Board members, advisors, and contractors resulting in a non-cash expense of $1.1 million; offset by new grants in 2015 to Board members, advisors, and contractors resulting in expenses of $671 thousand

●

a net increase in consulting fees of $101 thousand resulting primarily from adding a contractor to assist in project financing efforts incurring an additional expense of $228 thousand, offset by the elimination of an accounting contractor resulting in a decrease of $20 thousand, the elimination of a business development contractor resulting in a decrease of $52 thousand, and the reversal of a prior year accrual of $37 thousand

●	legal fees increased $113 thousand resulting from mediation of legal disputes with Carlyle and Vis Solis.
●	an increase of $523 thousand in public company and travel costs in connection with a public offering later withdrawn
●

a net decrease of $26 thousand in external relations. The costs of public relations decreased $87 thousand while the cost of investor relations increased $61 thousand as the Company shifted its emphasis in favor of investor relations in preparation of a public offering later withdrawn.

●	insurance premiums for Directors and Officers insurance increased by $18 thousand in preparation of a public offering later withdrawn
●	a decrease of $180 thousand in acquisition costs as more costs were capitalized in 2015
●	an increase of $90 thousand in Delaware franchise taxes stemming from the increase in total assets

Results of operations were further impacted by the following significant items:

●	a gain on sale of Powerhouse One of $644 thousand and a gain on assignment of Principal Sunrise IV of $4.2 million
●	an accrual of $600 thousand in commissions to CCMI related to an expected disposition of Principal Sunrise V
●	an accrual of $800,000 payable to settle a matter surrounding an investment in our Common Stock
●	an impairment charge of $322 thousand on an under-performing asset, SunGen StepGuys
●

an increase in interest expense of $1.2 million reflecting the amortization of the discount on debt (primarily convertible debentures) largely offset by a decrease in the value of the derivative liability on warrants of $1.2 million

●

additional increases and decreases in interest expense largely offsetting each other including a decrease of $50 thousand resulting from the cessation in December 2014 of interest accrual on legacy liabilities; an increase in interest expense of $96 thousand resulting from additional Alpha Capital debentures and related party payable; an expense for warrants of $83 thousand; a decrease in interest expense on the acquisition note payable of $201 thousand resulting from the sale of Powerhouse One effective July 1, 2015, offset by interest expense of $61 thousand incurred on the Arowana Note

Due to movements in the price of the Company's stock, the withdrawal of a public offering, and uncertainty surrounding the Company's future prospects, our independent valuation firm estimated a decline at September 30, 2015, in the value of the warrants issued to Alpha Capital Anstalt in connection with the March 2, 2015, issuance of debentures. As a result, the value of the derivative liability was reduced to zero and the Company recorded a gain of $1.2 million in the year ended December 31, 2015. Because all principal and interest pursuant to the debentures was repaid in August 2015, and the element of the debt giving rise to the derivative liability was eliminated, no future valuation adjustments will be made.

Comparison Of Balance Sheets

December 31, 2015 to December 31, 2014

(all amounts rounded to the nearest thousand)

Significant changes in the balance sheet between December 31, 2015, and December 31, 2014, include the following:

●	Accounts receivable decreased by $103 thousand due to the sale of Powerhouse One effective July 1, 2015
●	Other receivable increased by $1.6 million reflecting proceeds from the assignment of Principal Sunrise IV to be received at its commercial operation date
●

Construction in progress increased by $8.7 million to $9.6 million reflecting primarily the additions of Principal Sunrise V ($4.1 million) and Additional Projects ($5.5 million), offset by a decrease of $900 thousand reflecting the assignment of Principal Sunrise IV

●	Solar arrays at cost, net, decreased $6.6 million reflecting the sale of Powerhouse One effective July 1, 2015.
●

Restricted cash, maintained pursuant to a debt covenant with Bridge Bank NA, was eliminated resulting from the payoff and extinguishment of the $4.7 million Acquisition Note Payable as part of the sale of Powerhouse One effective July 1, 2015.

●

Accounts payable; compensation payable; convertible notes, related party; and the acquisition note payable (including the current portion) each decreased due to the August 2015 assignment of Principal Sunrise IV and sale of Powerhouse One effective July 1, 2015, and the application of proceeds therefrom.

●

Convertible notes payable increased $5.2 million resulting from a $5.9 million loan from Arowana to fund additional solar projects under development, offset by the repayment of $630 thousand of related party notes with Directors and officers.

●

Commissions payable reflects primarily amounts payable to settle Vis Solis, $900 thousand, and CCMI matters, $600 thousand, surrounding the assignment of Principal Sunrise IV and the expected disposition of Principal Sunrise V

●	Mediation settlement payable is an accrual of $800,000 payable to settle matters surrounding an investment in our Common Stock
●

Accumulated deficit decreased by $506 thousand primarily due to the gain on assignment of Principal Sunrise IV and sale of Powerhouse One of $4.9 million, offset by operating losses of $3.1 million, interest expense of $1.7 million, a $1.2 million gain on derivative liability on warrants, and commissions and settlements of $1.4 million.

Liquidity and Capital Resources

Sources of Liquidity and Trends In Liquidity

In August 2015, the Company sold its primary source of revenue, Powerhouse One representing 96% of its historical revenues. Also in August 2015, the Company assigned its interest in its most advanced solar project then under development, Principal Sunrise IV. Proceeds from these two transactions, approximately $11.6 million, was used to repay debts, repay other current obligations, fund the continued development of Principal Sunrise V, and fund ongoing administrative needs. Still, the company has significant negative working capital.

Stemming from its assignment of Principal Sunrise IV in August 2015, the Company is owed $1.6 million at COD from the Assignee. Latest estimates target COD in early May 2016.

The Company is negotiating to assign its interest in Principal Sunrise V to a buyer contingent upon the assignee's ability to secure the necessary tax equity and debt financing (approximately $108 million combined) to build and operate the project. Tax equity is defined as temporary equity invested whose primary source of return is monetizing the tax attributes of the underlying investment ("tax equity"). The parties have selected a date of June 30, 2016, to secure the financing and close the transaction, and such date may be extended by the parties. If completed, under the assignment agreement the Company would be repaid its cumulative investment through the closing date ($5.1 million at March 31, 2016) and a separate development fee up to $4.0 million. As a part of the assignment, the Company guaranteed the assignee a 10% after-tax rate of return, with any deficit being deducted from the development fee to be received by the Company. Due to its variable nature, the ultimate development fee received by the Company is expected to range between $0 and $4 million to be paid incrementally between closing and commercial operation date ("COD") as the costs to construct the project become more certain. As a part of the transaction, the assignee has agreed to fund a portion of the development costs between signing and closing through a loan to the Company of up to $333 thousand, and the project seller has agreed to be paid their balance due at closing, both lessening the monthly cash burden to the Company.

There can be no assurance the assignment of Principal Sunrise V will be closed or closed upon the terms described above, and failure to close or to close timely would result in a loss of the Company's investment to date.

The above two items represent the Company's total expected near-term funding, against which settlements, debt repayment, and other obligations range between $3.2 and $4.5 million leaving the Company with funds estimated to range between $2.0 million and $7.3 million to potentially develop and execute a new business strategy. Unlike in prior periods, the Company considers it unlikely that it will raise additional funds through the sale of debt or equity securities in the near term.

Off-Balance Sheet Arrangements

Principal Sunrise V (aka IS 42)

On March 2, 2015, the Company entered into a Membership Interest Purchase Agreement ("MIPA") with Innovative Solar Systems, LLC, a solar developer operating primarily in North Carolina, to acquire Innovative Solar 42, LLC ("IS 42"), the owner of a 72.9mw AC solar project to be built in Fayetteville, North Carolina. PSI agreed to pay Innovative Solar Systems, LLC $5,832,000 for 100% of the membership interest of IS 42 in a series of payments between execution of the MIPA and the financial close, and a total of $1.5 million has been paid to date. As a part of the potential disposition of IS 42, the seller has agreed to defer all remaining payments to a cumulative amount of 90% of the purchase price to financial close, with the remaining 10% paid at COD. Failure by the Company to make any of the future payments may result in the loss of all payments made to date.

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

Evaluation of Disclosure Controls and Procedures

The Company's principal executive officer and its principal financial officer carried out an evaluation of the effectiveness of the design and operation of the Company's disclosure controls and procedures (as such term is defined in Rules 13a-15(e) and 15d-15(e) under the Exchange Act) as of December 31, 2015, pursuant to Exchange Act Rule 13a-15. Such disclosure controls and procedures are designed to ensure that information required to be disclosed by the Company is accumulated and communicated to the appropriate management on a basis that permits timely decisions regarding disclosure. Based upon that evaluation, the Company's Chief Executive Officer and Chief Financial Officer concluded the Company's disclosure controls and procedures as of December 31, 2015, were effective.

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

In connection with the preparation of our annual financial statements, we have assessed the effectiveness of the Company’s internal control over financial reporting as of December 31, 2015, based on criteria established in Internal Control-Integrated Framework issued by the Committee of Sponsoring Organizations of the Treadway Commission, or the COSO Framework (2013). Our assessment included an evaluation of the design of our internal control over financial reporting and testing of the operational effectiveness of those controls.

Based upon our evaluation, we have determined that, as of December 31, 2015, there were material weaknesses in our internal control over financial reporting. As defined by the Public Company Accounting Oversight Board (United States) Auditing Standard No. 5, a material weakness is a deficiency or a combination of deficiencies, such that there is a reasonable possibility that a material misstatement of the annual or interim financial statements will not be prevented or detected. The material weaknesses identified during management’s assessment were (i) a lack of segregation of duties to ensure adequate review of financial transactions, (ii) a lack of written policies and procedures surrounding the accumulation and summarization of financial transactions, and (iii) a lack of documentation evidencing the controls that do exist were operating effectively. In light of these material weaknesses, management has concluded that, as of December 31, 2015, the Company did not maintain effective internal control over financial reporting.

During 2015, our accounting staff consisted of a single individual, our Chief Financial Officer, and an outsourced accounting function. Except for purposes of building and maintaining an environment of strong internal controls over financial reporting, our business model does not require an accounting staff beyond two or three individuals. As such, the Company may never achieve an effective control environment completely lacking of material control weaknesses.

Changes In Internal Control Over Financial Reporting

There were no changes in our internal controls over financial reporting during the fourth quarter of the year ended December 31, 2015, that have materially affected, or are reasonably likely to materially affect, our internal control over financial reporting.

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

Directors And Executive Officers

Directors are elected to hold office for a term of two years, until the next applicable annual meeting of stockholders, or until their successors are duly elected and qualified.  Officers serve at the discretion of the Board of Directors.  The Company had assembled a leadership team with a strong mix of senior executive experience across energy, consulting, procurement, corporate development, technology, sales and marketing, and that leadership is expected to change.

The Company is founded on the philosophy of strong business ethics and work fundamentals.  Set forth below is a summary of our executive officers’ and directors’ business experience for the past 5 years.  The experience and background of each of the directors, as summarized below, were significant factors in their previously being nominated as directors of the Company.

Name	Age	Position	Since
Michael Gorton	58	Chief Executive Officer and Director	July 2010
David N. Pilotte*	57	Chief Financial Officer	January 2014
Kenneth G. Allen	73	Chief Operations Officer	March 2011
R. Michael Martin	55	Executive Vice President Business Development	June 2011
Margaret Keliher	61	Director	March 2011
Ronald B. Seidel	69	Director	January 2011
Jeffrey M. Heller	76	Director	May 2013
Brenda Jackson	65	Director	October 2013
Guillermo Marmol	62	Director	January 2014

* Resigned effective concurrently with this filing.

Executives

Michael Gorton, Chief Executive Officer

Mr. Gorton has served as our Chief Executive Officer since July 2010.

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

Mr. Martin graduated from The University of Texas at Austin in 1983 with a Bachelor of Business Administration in International Business.

Directors

Michael Gorton – Director (see bio above)

Qualifications as Director

Mr. Gorton has extensive industry knowledge as well as a deep knowledge as our founder, of our history, strategy and culture.  Having led us as CEO and founder, Mr. Gorton has been the driving force behind the historic strategy.

Margaret Keliher, Director

Judge Keliher has been an independent director of the Company since March 2011, chairs the Audit Committee, and is a financial expert as defined in Section 407 of the Sarbanes-Oxley Act of 2002.

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

Ronald B. Seidel, Director

Mr. Seidel has been an independent director of the Company since January 2011, and is a member of the Audit Committee.

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

Mr. Seidel holds his Mechanical Engineering degree from New Mexico State University, he earned his Master of Business Administration from the Cox School of Business at Southern Methodist University, is a registered professional engineer in Texas, and has held a U.S. Nuclear Regulatory Commission Senior Reactor Operator license.

Qualifications as Director

With his extensive background in electric energy issues and capital markets, Mr. Seidel brings a unique portfolio of business expertise to us.   His service and leadership with leading organizations in financial and operational roles reflects his expertise in navigating opportunities that complex organizations such as us face.

Jeffrey M. Heller, Director

Mr. Heller has been an independent director of the Company since May 2013, and is a member of the Audit Committee.

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

Brenda Jackson, Director

Ms. Jackson has been an independent director of the Company since October 2013. Ms. Jackson chairs the Compensation Committee and is a member of the Nominating / Corporate Governance Committee.

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

Guillermo Marmol, Director

Mr. Marmol has been an independent director of the Company since January 2014 and is a member of the Compensation Committee.

Mr. Marmol has served as President of Marmol & Associates, a consulting firm that provides advisory services and investment capital to early stage technology companies, since 2007. Prior to that, he served as Division Vice President and a member of the Executive Committee of Electronic Data Systems Corporation, a global technology services company, as a director and Chief Executive Officer of Luminant Worldwide Corporation, an internet professional services company, and as Vice President and Chair of the Operating Committee of Perot Systems Corporation, an information technology and business solutions company. He began his career at McKinsey & Company, a management consulting firm, rising to increasingly senior positions with the firm, including the positions of Director and Senior Partner. Mr. Marmol is a Director of Foot Locker, Inc., chairs their Audit Committee, and serves on their Finance and Strategic Planning and Executive Committees. He also serves on the Board of The Vitamin Shoppe and serves on its Nomination and Governance Committee.

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

Committees of the Board of Directors

Our Company recently established Nominating / Corporate Governance, Compensation, and Audit committees and has developed written committee charters for each of the committees. Heretofore, the functions of those committees were adequately performed by the entire Board of Directors.

Audit Committee

The Audit Committee is responsible for, among other matters: (i) appointing, retaining, and evaluating our independent registered public accounting firm and approving all services to be performed by them, (ii) overseeing our independent registered public accounting firm’s qualifications, independence and performance, (iii) overseeing the financial reporting process and discussing with management and our independent registered public accounting firm the interim and annual financial statements that we file with the SEC, (iv) reviewing and monitoring our accounting principles, accounting policies, financial and accounting controls and compliance with legal and regulatory requirements, (v) establishing procedures for the confidential, anonymous submission of concerns regarding questionable accounting, internal controls or auditing matters, and (vi) reviewing and approving related person transactions.

Our Audit Committee consists of Chairperson, Ms. Keliher, and Messrs. Heller and Seidel. While we are not required to so qualify, we believe each of these individuals qualify as independent directors according to NASDAQ Rule 5605(a)(2) entitled "Board of Directors and Committees" with respect to audit committee membership. We also believe that Ms. Keliher and Mr. Heller each qualify as an “audit committee financial expert,” as such term is defined in Item 401(h) of Regulation S-K.

Nominating / Corporate Governance

Our Nominating / Corporate Governance Committee is responsible for, among other matters: (i) overseeing the organization of our Board of Directors to discharge the board’s duties and responsibilities properly and efficiently, (ii) identifying best practices and recommending corporate governance principles, (iii) developing and recommending to our Board of Directors a set of corporate governance guidelines and principles applicable to us, and (iv) reviewing and approving proposed conflicted transactions between us and an affiliated party

Our Nominating / Corporate Governance Committee had consisted of Ms. Jackson and one other individual serving as its Chairperson, but currently has an open position. The individual filling the open position may also become the committee Chairperson. While we are not required to so qualify, we believe Ms. Jackson qualifies as an independent director according to NASDAQ Rule 5605(a)(2) entitled "Board of Directors and Committees".

Compensation

 Our Compensation Committee is responsible for, among other matters: (i) reviewing and approving our Chief Executive Officer’s and other executive officers’ annual base salaries, incentive compensation plans, including the specific goals and amounts, equity compensation, employment agreements, severance arrangements and change in control agreements, and any other benefits, compensation or arrangements, (ii) administering our equity compensation plan, (iii) overseeing our overall compensation philosophy, compensation plan and benefits programs, and (iv) preparing the compensation committee report included in our annual proxy statement.

Our Compensation Committee consists of Chairperson, Ms. Jackson, and Mr. Marmol. While we are not required to so qualify, we believe each of these individuals qualify as independent directors according to NASDAQ Rule 5605(a)(2) entitled "Board of Directors and Committees" and each is an outside director as defined pursuant to Section 162(m) of the Internal Revenue Code.

Board and Committee Meetings

The Board met 25 times in 2015, and no member of the Board attended fewer than 75% of the meetings. The Compensation Committee and the Audit Committee each met once during 2015.

Code of Business Conduct

We have adopted a Code of Business Conduct covering all of our officers, Directors and employees in order to promote:

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

A copy of the Code of Business Conduct has been posted on our website at www.PrincipalSolar.com and is available, without charge, to any person upon written request sent to: Secretary, Principal Solar, Inc., 2560 King Arthur Blvd Suite 124 PMB 65 Lewisville, TX 75056.  We intend to disclose amendments to, or waivers from, a provision in our Code of Business Conduct by posting such information on our website: www.PrincipalSolar.com.

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

We have purchased insurance on behalf of us and any person who is or was a director or officer against any loss arising from any claim asserted against him or her and incurred by him or her in that capacity, subject to certain exclusions and limits of the amount of coverage we ultimately obtain.  Neither our Bylaws nor our certificate of incorporation include any specific indemnification provisions for our officers or directors against liability under the Securities Act. Additionally, insofar as indemnification for liabilities arising under the Securities Act may be permitted to directors, officers and controlling persons of the Company pursuant to the foregoing provisions, or otherwise, the Company has been advised that in the opinion of the Securities and Exchange Commission such indemnification is against public policy as expressed in the Act and is, therefore, unenforceable.

Stockholder Communications

Any stockholders wishing to communicate directly with one or more of the Directors can do so by addressing such communication to Michael Gorton, Chief Executive Officer, at the address on the cover page of this report. All such communications will be forwarded promptly to all Board members.

ITEM 11	EXECUTIVE COMPENSATION

Summary Compensation Table

The following summary compensation table indicates the cash and non-cash compensation earned during the fiscal years ended December 31, 2015, 2014 and 2013 by (i) our Chief Executive Officer (principal executive officer), (ii) our Chief Financial Officer (principal financial officer), and (iii) up to two additional most highly compensated executive officers other than our CEO and CFO who were serving as executive officers at the end of our last completed fiscal year whose total compensation exceeded $100,000 during such fiscal year ends.

Name and Position	Year	Salary ($)	Bonus ($)	Stock Awards ($)	Option Awards ($)(1)	All Other Comp ($)	Total ($)(2)
Michael Gorton, CEO (3)	2015	288,000	-	-	-	-	288,000
	2014	288,000	-	-	-	-	288,000
	2013	270,000	-	-	-	-	270,000

David N. Pilotte (5)	2015	360,000	-	-	-	-	360,000
	2014	363,932	-	-	400,000	-	763,932

R. Michael Martin, EVP (4)	2015	216,000	-	-	-	-	216,000
	2014	216,000	-	-	11,112	-	227,112
	2013	193,500	-	-	-	-	193,500

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

(3)

Amount for 2015 does not include $58,000 accrued in prior years and paid in 2015. Amounts in 2014 and 2013 include salary of $144,000 and $54,000 which were accrued but unpaid in fiscal 2014 and 2013, respectively.

(4)

Amount for 2015 does not include $92,000 accrued in prior years and paid in 2015. Amounts in 2014 and 2013 include salary of $54,000 and $35,289 which were accrued but unpaid in fiscal 2014 and 2013, respectively.

(5)	Served as CFO since January 14, 2014. Amount for 2015 does not include $288,404 which was accrued but unpaid in fiscal 2014.

Director Compensation

Set forth below is the compensation received by each of our directors during the last fiscal year, other than executive directors whose compensation is reported in the table above.

Name	Fees Earned or Paid in Cash ($)	Stock Awards ($)	Vested Option Awards ($)(1)	Non-Equity Incentive Plan Compensation ($)	Nonqualified Deferred Compensation Earnings ($)	All Other Compensation ($)	Total ($)
Jeffrey M. Heller	-	-	49,323	-	-	-	49,323
Brenda Jackson	-	-	61,154	-	-	-	61,154
Margaret Keliher	-	-	134,876	-	-	-	134,876
Guillermo Marmol	-	-	73,500	-	-	-	73,500
Ron Seidel	-	-	134,876	-	-	-	134,876

(1)	The amounts shown in this column indicate the grant date fair value of option awards granted in the subject year computed in accordance with ASC Topic 718.

Our current policy is to compensate directors with a grant of options to acquire 18,000 shares of our Common Stock when joining the Board and upon their re-election every two years thereafter. The options vest over the Director's two-year term. Additionally, the Company reimburses reasonable travel expenses for attendance at Board meetings. Options to purchase 18,000 shares of our Common Stock were granted to each of two Directors upon their re-election in 2015.

Employment Agreements

Effective January 1, 2012, the Company entered into an Employment Agreement with Michael Gorton to serve as the Company’s Chief Executive Officer.  The agreement remains in effect until the Board of Directors terminates Mr. Gorton’s employment with the Company or Mr. Gorton resigns with 30 days’ notice.  Pursuant to the agreement, the Company agreed to pay Mr. Gorton (a) $22,000 per month ($264,000 per year, as adjusted from time-to-time) during the term of the agreement; and (b) an additional $2,000 per month for the first 18 months of the agreement to repay accrued compensation due to Mr. Gorton. Additionally pursuant to the agreement, the Company agreed to reimburse up to $170 of monthly cell phone expenses and up to $1,000 in health insurance premiums.  Mr. Gorton is provided four weeks of vacation per year pursuant to the agreement.  The Company can terminate the agreement at any time with or without cause, provided that if the Company terminates the agreement without cause, it is required to pay Mr. Gorton, all salary due as of the date of such termination, plus one year of severance pay (at his then applicable salary) and all unvested options held by Mr. Gorton, if any, vest immediately. Termination for cause under the agreement includes Mr. Gorton’s willful misconduct or habitual neglect in the performance of his duties, conviction for any felony involving fraud, dishonesty or moral turpitude, a material breach of the agreement which remains uncured for 10 days after written notice of such breach by the Company, the material violation of the Company’s policies, or the material dishonesty, moral turpitude, fraud or misrepresentation with respect to Mr. Gorton’s duties under the agreement.  In the event Mr. Gorton resigns from the Company for any reason, or upon Mr. Gorton’s death, the Company is required to pay Mr. Gorton, all salary due as of the date of such termination, plus one year of severance pay (at his then applicable salary) and all unvested options held by Mr. Gorton, if any, vest immediately.  In the event of the termination of Mr. Gorton’s employment agreement for cause or disability, the Company is only required to pay him any salary and other benefits earned as of the date of termination. Mr. Gorton's current base compensation is $288,000 per year.

Effective January 1, 2011, the Company entered into an Employment Agreement with R. Michael Martin to serve as the Company’s Executive Vice President Business Development.  The agreement remains in effect until the Board of Directors terminates Mr. Martin’s employment with the Company or Mr. Martin resigns with 30 days’ notice.  Pursuant to the agreement, the Company agreed to pay Mr. Martin $16,000 per month ($192,000 per year, as adjusted from time-to-time) during the term of the agreement. Additionally pursuant to the agreement, the Company agreed to reimburse up to $170 of monthly cell phone expenses and up to $1,000 in health insurance premiums.  Mr. Martin is provided four weeks of vacation per year pursuant to the agreement.  The Company can terminate the agreement at any time with or without cause, provided that if the Company terminates the agreement without cause, it is required to pay Mr. Martin, all salary due as of the date of such termination, plus six months of severance pay (at his then applicable salary) and all unvested options held by Mr. Martin, if any, vest immediately. Termination for cause under the agreement includes Mr. Martin’s willful misconduct or habitual neglect in the performance of his duties, conviction for any felony involving fraud, dishonesty or moral turpitude, a material breach of the agreement which remains uncured for 10 days after written notice of such breach by the Company, the material violation of the Company’s policies, or the material dishonesty, moral turpitude, fraud or misrepresentation with respect to Mr. Martin’s duties under the agreement.  In the event Mr. Martin resigns from the Company for any reason, or upon Mr. Martin’s death, the Company is required to pay Mr. Martin, all salary due as of the date of such termination, plus one year of severance pay (at his then applicable salary) and all unvested options held by Mr. Martin, if any, vest immediately.  In the event of the termination of Mr. Martin’s employment agreement for cause or disability, the Company is only required to pay him any salary and other benefits earned as of the date of termination. Mr. Martin's current base compensation is $216,000 per year.

Professional Services Agreement

In January 2014, we entered into a Professional Services Agreement with DNP Financial, LLC (“DNP”), pursuant to which DNP made its principal, David N. Pilotte, available to the Company as the Company’s Chief Financial Officer. Specifically, pursuant to the Professional Services Agreement, we agreed to pay DNP $275 per hour for Mr. Pilotte’s time, plus reimburse it for expenses incurred by Mr. Pilotte. The Professional Services Agreement may be terminated by either party upon sixty (60) days written notice to the other party or immediately by the Company upon written notice to DNP evidencing default of its obligations under the agreement. DNP and the Company have since modified the agreement providing for a fixed retainer of $30,000 per month.

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

The following table presents certain information regarding the beneficial ownership of shares of common stock as of the date of this Annual Report by (i) each person who owns beneficially more than five percent (5%) of the outstanding shares of common stock based on 5,564,258 shares outstanding as of the date of this Annual Report, (ii) each of our directors, (iii) each named executive officer and (iv) all directors and officers as a group. Except as otherwise indicated, all shares are owned directly.

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

The address for each of our directors and named executive officers is 2560 King Arthur Blvd Suite 124 PMB 65

Lewisville, TX 75056.

Name and Address	Number of Shares of Common Stock Beneficially Owned		Percentage of Common Stock Owned

Executive Officers and Directors
Michael Gorton	464,840	(1)	8.4%
David N. Pilotte	117,500	(2)	2.1%
Kenneth G. Allen	397,833	(3)	7.1%
R. Michael Martin	228,459	(4)	4.1%
Margaret Keliher	66,570	(5)	1.2%
Ronald B. Seidel	83,540	(6)	1.5%
Jeffrey M. Heller	153,418	(7)	2.7%
Brenda Jackson	111,751	(8)	2.0%
Guillermo Marmol	90,917	(9)	1.6%
All of the officers and Directors as a group (nine persons)	1,714,438		30.7%

5% Stockholders
Steuben Investment Company, II L.P. 1900 North Akard St. Dallas, Texas 75201	1,283,454	(10)	22.9%

(1)	Includes 39,048 shares held by Mr. Gorton’s wife.

(2)	Includes 17,500 shares held by Mr. Pilotte's wife, and 100,000 options to purchase shares of the Company’s common stock at an exercise price of $4.00 per share held by Mr. Pilotte.

(3)	Includes 4,433 shares held by Mr. Allen’s wife, and 25,000 options to purchase shares of the Company’s common stock at an exercise price of $4.00 per share held by Mr. Allen.

(4)

Includes 4,433 shares held by Mr. Martin’s wife, and 13,196 options to purchase shares of the Company’s common stock at an exercise price of $4.00 per share held by Mr. Martin, and does not include options to purchase 11,806 shares of the Company’s common stock at an exercise price of $4.00 per share, which have not vested, and which vest at the rate of 695 options per month.

(5)	Includes options to purchase 18,000 shares of the Company’s common stock at an exercise price of $4.00 per share, and options to purchase 24,250 shares at a price of $6.00 per share.

(6)	Includes options to purchase 18,000 shares of the Company’s common stock at an exercise price of $4.00 per share, and options to purchase 24,250 shares at a price of $6.00 per share.

(7)	Includes options to purchase 18,000 shares of the Company’s common stock at an exercise price of $4.00 per share, and options to purchase 6,250 shares at a price of $6.00.

(8)	Includes options to purchase 18,000 shares of the Company’s common stock at an exercise price of $4.00 per share, and options to purchase 6,250 shares at a price of $6.00.

(9)	Includes options to purchase 18,000 shares of the Company’s common stock at an exercise price of $4.00 per share, and options to purchase 6,250 shares at a price of $6.00.

(10)

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

The following table provides information as of December 31, 2015, regarding the Plan under which equity securities are authorized for issuance:

Plan Category	Number of securities to be issued upon exercise of outstanding options, warrants and rights	Weighted-average exercise price of outstanding options, warrants and rights	Number of securities available for future issuance under equity compensation plans (excluding those in first column)
Equity compensation plans approved by the security holders	-	$-	-
Equity compensation plans not approved by the security holders	794,816	4.87	171,274

Total	794,816	$4.87	171,274

ITEM 13	CERTAIN RELATIONSHIPS AND RELATED TRANSACTIONS AND DIRECTOR INDEPENDENCE

Steuben Investment

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

In November 2014, all 545,455 warrants held by Steuben and described above were exercised by the holder in a cashless transaction as provided for in the warrant agreement. Based upon a share valuation of $6.00 per share determined by the Company's Board of Directors based upon concurrent issuances, the exercise of warrants to acquire 545,455 shares of Common Stock on a cashless basis resulted in a net issuance to Steuben of 181,818 shares of Common Stock. The final settlement of the liability upon exercise resulted in a gain of $32,239 recognized in 2014.

2013-2015 Private Placement Offering

From May 2013 through October 2014, we sold an aggregate of 481,500 shares of our restricted common stock to 15 "accredited investors" (individuals and trusts) at price of $4.00 per share resulting in total proceeds to the Company of $1.9 million in aggregate. Purchasers in the offering included Guillermo Marmol, our director (50,000 shares); Jeffrey M. Heller, our director (100,000 shares); Brenda Jackson, our director (75,000 shares); Garrett Boone, our director (50,000 shares); and the wife of our CFO, David Pilotte (5,000 shares).

From November 2014 through March 2015, we sold an aggregate of 288,173 shares of our restricted common stock to seven of our Board members, two current investors, our former CFO, a close relative of our CEO, and two business partners of an existing investor. Each sale was at a price of $6.00 per share resulting in total proceeds to the Company of $1.7 million in aggregate. Board members participating in the offering included Guillermo Marmol (16,667 shares); Jeffrey M. Heller (29,167 shares); Brenda Jackson (12,500 shares); Garrett Boone (834 shares); Ron Seidel (2,500 shares); Margaret Keliher (5,000 shares); and Michael Gorton (6,667 shares).

Management Compensation Deferral

Certain members of the management team have deferred payment of their compensation for the benefit of the Company.  No formal terms of payment have been established.  The amounts payable as of December 31, 2015, and December 31, 2014 were $390,702, and $1,076,448, respectively.

Convertible Notes Payable, Related Parties

In June 2014, the Company issued convertible notes of $250,000 each to two of its Board members, Messrs. Heller and Marmol, to fund deposits on potential future acquisitions. The notes bore interest at a rate of 18% per year and matured on December 5, 2014, and all principal and interest was due at maturity. Principal and interest was payable in cash or shares of Common Stock, at the option of the holder, at a conversion price of $4.00 per share. The notes were secured pursuant to a security agreement by the Company's interest in the otherwise unencumbered net cash flow, if any, from the operations of its Powerhouse One subsidiary. The Company could prepay the notes at any time, but the holders of the notes were guaranteed to receive a minimum of six months interest on the notes. On February 27, 2015 (made effective on the original maturity date), the notes were modified to extend the maturity date to September 30, 2015, to reduce the interest rate from 18% to 12% per annum, and to eliminate all collateral securing the notes. All other aspects of the notes remained unchanged. In August 2015, all principal and interest was paid in full.

On December 1, 2014, Michael Gorton, the Company's Chief Executive Officer, loaned to the Company pursuant to a convertible promissory note the amount of $130,000. The note initially matured on June 30, 2015, bore interest at a rate of 12% per annum, was convertible into shares of our Common Stock at a price of $6.00 per share, and was secured by a claim on proceeds, if any, of a solar project being acquired (PS IV). The notes could be prepaid at any time prior to maturity without penalty. On February 27, 2015, the note was modified to extend the maturity date to September 30, 2015, and eliminate all collateral securing the note. All other aspects of the note remained unchanged. In August 2015, all principal and interest pursuant was paid in full.

In August 2015, a contractor to the Company made a short-term loan to the Company in the amount of $240,293 under a short-term promissory note. In August 2015, all principal and interest pursuant to the short-term promissory note was paid in full. The note bore a flat fee of $36,000 that was recorded as interest expense, and was scheduled to mature on October 3, 2015. In August 2015, all principal and interest was paid in full.

Option Repricing

In June 2014, the Company re-priced 24,000 options granted to independent advisors between February 2012 and September 2012. The options, originally issued having exercise prices ranging from $5.64 to $6.84 per share, were re-priced to $4.00 per share. Because of the small change in inputs to the Black-Scholes model since they were initially issued (especially volatility), there was no expense recorded in connection with this action.

Pursuant to its 2014 Equity Incentive Plan, during the period June through October 2014, the Company granted to its key executives, independent contractors, new Board members, and one key advisor (our former CFO), options to acquire 307,257 shares of its Common Stock. The options have an exercise price of $4.00 per share and have expiration dates of 5 years for the advisor and 10 years for key executives, independent contractors, and Board members. Vesting ranges from (i) immediately upon grant for non-employee executives and independent contractors with extended expiration privileges based upon their continued services to the Company, (ii) 24 months for Board members starting when they joined the Board, and (iii) 36 months for employees. All options were valued using the Black-Scholes options pricing model and resulted in an expense of $1,044,130 recognized during 2014.

Option Grants

Pursuant to its 2014 Equity Incentive Plan, during the period June through October 2014, the Company granted to its key executives, independent contractors, new Board members, and one key advisor (our former CFO), options to acquire 307,257 shares of its Common Stock. The options have an exercise price of $1.00 per share and have expiration dates of 5 years for the advisor and 10 years for key executives, independent contractors, and Board members. Vesting ranges from (i) immediately upon grant for non-employee executives and independent contractors with extended expiration privileges based upon their continued services to the Company, (ii) 24 months for Board members starting when they joined the Board, and (iii) 36 months for employees. All options were valued using the Black-Scholes options pricing model and resulted in an expense of $1,044,130 recognized during 2014.

During 2015 and pursuant to the Plan, the Company granted to its Board members options to acquire 85,250 shares of its Common Stock. The options have an exercise price of $6.00 per share, vested in period ranging from immediate to 8 months, and have expiration dates of 10 years from the date of grant. All options were valued using the Black-Scholes options pricing model and resulted in an expense of $398,482 recognized during 2015.

Preferred Stock Placement

Our then current Board of Directors member, Scott Olson, negotiated the May 6, 2015, placement of our Series A Preferred stock yielding a potential $2,000,000 in proceeds to the Company. Though no agreement exists today, the Company's Board may, at some point in the future, determine an appropriate discretionary compensation for his service, and such compensation could be material.

Review, Approval and Ratification of Related Party Transactions

Given our small size and limited financial resources, we have not adopted formal policies and procedures for the review, approval, or ratification of transactions, such as those described above, with our executive officers, Directors and significant stockholders.  However, all of the transactions described above were approved and ratified by our officers and/or Directors.  In connection with the approval of the transactions described above, our officers and/or directors took into account various factors, including their fiduciary duty to the Company; the relationships of the related parties described above to the Company; the material facts underlying each transaction; the anticipated benefits to the Company and related costs associated with such benefits; whether comparable products or services were available; and the terms the Company could receive from an unrelated third party.

We intend to establish formal policies and procedures in the future, once we have sufficient resources and have appointed additional directors, so that such transactions will be subject to the review, approval, or ratification of our Board of Directors, or an appropriate committee thereof.   On a moving forward basis, our officers and directors will continue to approve any related party transaction based on the criteria set forth above.

ITEM 14	PRINCIPAL ACCOUNTANT FEES AND SERVICES

The following table sets forth the fees billed for professional services performed by Whitley Penn LLP, our independent registered public accounting firm, for the years ended December 31, 2015 and 2014.

	2015	2014

Audit fees (1)	$153,306	$89,566
Audit-related fees	-	-
Tax fees	-	-
Other fees	-	-
Total fees	$153,306	$89,566

(1)	- These amounts represent fees for the audit of our annual financial statements and the review of financial statements included in our Registration Statement on Form S-1.

It is the policy of our Board of Directors that all services to be provided by our independent registered public accounting firm, including audit services and permitted audit-related and non-audit services, must be pre-approved by our Board. Our Board of Directors pre-approved all services, audit and non-audit, provided in 2015 and 2014.

PART IV

ITEM 15	EXHIBITS, FINANCIAL STATEMENT SCHEDULES

PRINCIPAL SOLAR, INC.

CONSOLIDATED FINANCIAL STATEMENTS

For The Years Ended December 31, 2015 and 2014

REPORT OF INDEPENDENT REGISTERED PUBLIC ACCOUNTING FIRM

To the Board of Directors and Stockholders

Principal Solar, Inc.

We have audited the accompanying consolidated balance sheets of Principal Solar, Inc. and subsidiaries (the “Company”), as of December 31, 2015 and 2014, and the related consolidated statements of operations, stockholders’ equity (deficit), and cash flows for the years then ended. The Company’s management is responsible for these consolidated financial statements. Our responsibility is to express an opinion on these consolidated financial statements based on our audits.

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

In our opinion, the consolidated financial statements referred to above present fairly, in all material respects, the financial position of the Company as of December 31, 2015 and 2014, and the results of their operations and their cash flows for each of the years then ended in conformity with accounting principles generally accepted in the United States of America.

The accompanying financial statements have been prepared assuming that the entity will continue as a going concern. The Company has negative cash flows from operating activities, negative working capital, and an accumulated deficit of $11.0 million as of December 31, 2015. Management’s plans in regard to these matters are described in Note 1. These conditions raise substantial doubt about the Company’s ability to continue as a going concern. These consolidated financial statements do not include any adjustments to reflect the possible future effects on the recoverability and classification of assets or the amounts and classification of liabilities that may result from the outcome of this uncertainty.

/s/Whitley Penn LLP

Dallas, Texas

April 14, 2016

PRINCIPAL SOLAR, INC.
CONSOLIDATED BALANCE SHEETS

	December 31,	December 31,
	2015	2014
ASSETS

Current Assets
Cash and equivalents	$498,330	$104,328
Accounts receivable	1,949	105,143
Deposits	-	250,000
Prepaid assets	43,116	49,831
Other receivable	1,624,000	-
Total current assets	2,167,395	509,302

Other Assets
Solar arrays at cost, net	-	6,563,704
Construction in progress	9,567,324	912,445
Restricted cash	-	103,094
Total other assets	9,567,324	7,579,243

Total assets	$11,734,719	$8,088,545

LIABILITIES AND STOCKHOLDERS' EQUITY
Current Liabilities
Accounts payable	$513,363	$293,239
Compensation payable	390,702	1,076,448
Interest payable	60,892	81,748
Accrued expenses and other liabilities	97,754	15,881
Note payable for insurance premiums	33,495	33,250
Current portion of acquisition note payable, net of discount	-	249,816
Convertible notes, related parties	-	630,000
Arowana note payable	5,871,119	-
Commissions payable	1,540,000	-
Mediation settlement	800,000
Liabilities arising from reverse merger	1,003,839	1,003,839
Total current liabilities	10,311,164	3,384,221

Other Liabilities
Acquisition note payable, net of discount	-	4,403,163
Total liabilities	10,311,164	7,787,384

Commitments and Contingencies
Stockholders' Equity
Preferred stock: $0.01 par value; 100,000,000 shares authorized; 500,000 designated as Series A and 0 shares outstanding at December 31, 2015 and 2014	-	-
Common stock: $0.01 par value, 300,000,000 shares authorized, 5,564,258 and 5,311,817 shares issued and outstanding at December 31, 2015 and December 31, 2014, respectively	55,642	53,118
Additional paid-in capital	12,355,916	9,897,412
Accumulated deficit	(10,988,003)	(10,482,079)
Equity (deficit) attributable to common stockholders	1,423,555	(531,549)
Noncontrolling interest in subsidiary	-	832,711
Total stockholders' equity	1,423,555	301,162
Total liabilities and stockholders' equity	$11,734,719	$8,088,546

The accompanying notes are an integral part of these consolidated financial statements.

PRINCIPAL SOLAR, INC.
CONSOLIDATED STATEMENTS OF OPERATIONS

	Year Ended
	December 31,
	2015	2014

Revenues
Power generation	$483,239	$974,882
Total revenues	483,239	974,882

Cost of revenues
Depreciation	159,430	307,570
Direct operating costs	118,608	245,439
Total cost of revenues	278,038	553,009

Gross profit	205,201	421,873

General and administrative expenses	3,336,184	3,168,623
Gain on sale and assignment of assets	(4,856,896)	-
Commissions	600,000	-
Mediation settlement	800,000	-
Impairment of assets	322,126	113,661
Operating profit (loss)	3,787	(2,860,411)
Other expense
Interest expense	1,732,643	504,883
Gain on derivative liability warrants	(1,250,000)	(32,239)
Total other expense	482,643	472,644

Loss before provision for income taxes	(478,856)	(3,333,055)
Provision for income taxes	2,533	928
Net loss	(481,389)	(3,333,983)
Income attributable to noncontrolling interest in subsidiary	(24,535)	(45,908)
Net loss before preferred stock accretion and dividends	(505,924)	(3,379,891)

Redeemable Series A preferred stock accretion and dividends	(184,896)	-
Net loss attributable to common stockholders	$(690,820)	$(3,379,891)

Net loss per share attributable to common stockholders, basic and diluted	$(0.12)	$(0.68)

Weighted average shares outstanding, basic and diluted	5,564,084	4,955,228

The accompanying notes are an integral part of these consolidated financial statements.

PRINCIPAL SOLAR, INC.
CONSOLIDATED STATEMENT OF STOCKHOLDERS' (DEFICIT) EQUITY

	Common Stock		Additional Paid-in	Accumulated	Principal Solar, Inc.	Non- Controlling
	Shares	Amount	Capital	Deficit	Total	Interest	Total
December 31, 2013	4,754,288	$47,543	$6,097,015	$(7,102,188)	$(957,630)	$786,803	$(170,827)
Common stock issued for cash	375,686	3,757	1,572,318	-	1,576,075	-	1,576,075
Warrant exercise	181,818	1,818	1,089,092	-	1,090,910	-	1,090,910
Option exercise	25	-	25	-	25	-	25
Stock-based employee compensation expense	-	-	130,060	-	130,060	-	130,060
Stock-based advisor compensation expense	-	-	1,008,902	-	1,008,902	-	1,008,902
Net income (loss)	-	-	-	(3,379,891)	(3,379,891)	45,908	(3,333,983)
December 31, 2014	5,311,817	53,118	9,897,412	(10,482,079)	(531,549)	832,711	301,162
Fractional shares issued in reverse stock split	102	-	-	-	-	-	-
Common stock issued for cash	279,839	2,799	1,676,201	-	1,679,000	-	1,679,000
Series A Preferred stock and warrants issued for cash	-	-	(10,293)	-	(10,293)	-	(10,293)
Stock-based employee compensation expense	-	-	524,293	-	524,293	-	524,293
Stock-based advisor compensation	22,500	225	210,775	-	211,000	-	211,000
Shares cancelled upon settlement	(50,000)	(500)	500	-	-	-	-
Preferred stock dividends	-	-	(18,333)	-	(18,333)	-	(18,333)
Warrants issued with debt	-	-	75,361	-	75,361	-	75,361
Sale of Powerhouse One	-	-	-		-	(857,246)	(857,246)
Net( loss) income	-	-	-	(505,924)	(505,924)	24,535	(481,389)
December 31, 2015	5,564,258	$55,642	$12,355,916	$(10,988,003)	$1,423,555	$-	$1,423,555

The accompanying notes are an integral part of these consolidated financial statements.

PRINCIPAL SOLAR, INC.
CONSOLIDATED STATEMENTS OF CASH FLOWS

	Year Ended December 31,
	2015	2014

OPERATING ACTIVITIES
Net loss	$(481,389)	$(3,333,983)
Adjustments to reconcile net loss to net cash used in operating activities:
Stock issued as compensation for services	-	-
Depreciation and amortization	159,430	307,570
Stock-based employee compensation expense	524,293	130,060
Stock-based advisor compensation expense	173,500	1,008,902
Gain on sale and assignment of assets	(4,856,896)	-
Gain on derivative liability on warrants	(1,250,000)	(32,240)
Impairment of assets	322,126	113,661
Amortization of debt discounts	1,375,419	20,363
Option to acquire noncontrolling interest	-	46,010
Change in operating assets and liabilities:
Accounts receivable	103,194	846
Deposits	-	(240,000)
Prepaid assets	48,365	(1,214)
Other receivable	(1,624,000)	-
Accounts payable	189,883	233,271
Compensation payable	(685,746)	516,450
Interest payable	(20,856)	54,995
Accrued expenses and other liabilities	81,873	12,504
Commissions payable	1,540,000	-
Mediation settlement	800,000	-
Liabilities arising from reverse merger	-	49,872
Net cash used in operating activities	(3,600,804)	(1,112,933)

INVESTING ACTIVITIES
Sale and assignment of assets	15,351,752	-
Non-controlling interest in Powerhouse One	(857,246)	-
Construction in progress	(12,749,846)	(912,445)
Net cash provided by (used in) investing activities	1,744,660	(912,445)

FINANCING ACTIVITIES
Proceeds from Arowana note	5,871,119	-
Proceeds from sale of common stock	1,679,000	1,576,099
Proceeds from convertible debenture (Alpha)	1,250,000	-
Repayment of convertible debendure (Alpha)	(1,250,000)	-
Series A Preferred stock and warrants issued for cash	989,707	-
Redemption of Series A Preferred stock	(1,000,000)	-
Proceeds from convertible debentures (TCH)	1,089,535	-
Repayment of convertible debentures (TCH)	(1,089,535)	-
Proceeds from convertible note, non-related party	50,000	-
Repayment of convertible note, non-related party	(50,000)	-
Repayment of acquisition note payable	(4,703,037)	(235,936)
Proceeds from short-term note, related party	240,293	-
Issuance (repayment) of convertible notes, related parties	(870,293)	630,000
Payments on note payable for insurance premiums	(41,404)	(540)
Dividends on Series A Preferred Stock	(18,333)	-
Change in restricted cash	103,094	37,550
Net cash provided by financing activities	2,250,146	2,007,173

Increase (decrease) in cash and equivalents	394,002	(18,205)
Cash and equivalents, beginning of period	104,328	122,533
Cash and equivalents, end of period	$498,330	$104,328

Supplemental Disclosures
Interest paid	$493,317	$379,654

Income taxes paid	$-	$-

Non-Cash Transactions:
Deposit applied to construction in progress	$250,000	$-
Construction in progress in accounts payable	30,241	-
Stock based advisor compensation expense	101,500	-
Derivative liability on investor warrants	-	1,090,910
Note payable for insurance premiums	41,650	24,750

The accompanying notes are an integral part of these consolidated financial statements.

PRINCIPAL SOLAR, INC.

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS

NOTE 1 - OVERVIEW

The Company

Principal Solar, Inc. (“PSI”, the “Company”, “our”, “us”, or “we”) was incorporated on July 8, 2010, under the laws of the State of Texas and became a New York corporation upon consummation of a reverse merger. On March 7, 2011, the Company was acquired by Kupper Parker Communications, Inc. (“KPCG”), then a public shell company, in a reverse merger transaction whereby KPCG merged with and into PSI, with KPCG remaining as the surviving corporation and PSI becoming a wholly owned subsidiary of KPCG. In connection with the merger, the Company changed its corporate name from “Kupper Parker Communications, Inc.” to “Principal Solar, Inc.”. In accordance with the terms of this transaction, the shareholders of PSI exchanged all of their shares of PSI's $.01 par value common stock ("Common Stock") for shares of KPCG common stock that, immediately following the transaction, represented approximately 82 percent of the issued and outstanding Common Stock of the Company.

In October 2012, the Company was re-domiciled in Delaware. The Company was authorized to issue 300,000,000 shares of Common Stock with a par value of $.01 per share and 100,000,000 shares of preferred stock with a par value of $0.01 per share ("Preferred Stock"). In April 2016, the Company amended its Certificate of Incorporation reducing authorized shares to 15,000,000 shares of Common Stock and 2,000,000 shares of preferred stock. Par value of $.01 per share remained unchanged.

PSI is traded on the OTCPink® market under the symbol "PSWW".

Business

Historically, our business plan has been to acquire, build, own, and operate profitable, large-scale solar generation facilities (collectively, "solar development"). The Company has failed to secure sufficient project financing to build large-scale solar generation facilities as planned, and is not considering any new large utility-scale solar projects at this time. Currently, the Company is negotiating to assign its interest in its Sunrise V (IS 42) project in order to create liquidity or otherwise remove obligations of the Company regarding current projects. See "Disposition of Sunrise V". The consummation of any agreement is subject to entering into a separate construction contract, and final closing is subject to the buyer securing financing and other conditions, some of which may be beyond the Company’s control. If all of the conditions are satisfied, the consummation of the assignment is expected to occur in the second quarter of 2016. See discussion below under "Disposition of Principal Sunrise V". The Company is also considering disposition of its remaining development projects acquired in partnership with Arowana International Limited ("Arowana"). See discussion herein under “Additional Projects”. Successful disposition of one or more of the Company's projects is necessary to the Company's ability to meet its obligations coming due during 2016. Failure to complete the dispositions, or complete them on expected terms, could cause the Company to lose its cumulative investment in one or more of the projects and cause it to cease operations.

The Company sold its primary operating facility, Powerhouse One, LLC, effective July 1, 2015, from which it had generated approximately 96% of its revenues in 2015 and 2014. The remaining operating facility, SunGen StepGuys, LLC, was written-off in December 2015, as an impaired asset.

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

Going Concern

The accompanying consolidated financial statements have been prepared assuming the Company will continue as a going concern. As of December 31, 2015, the Company has an accumulated deficit of approximately $11.0 million, and the Company has had negative cash flows from operations since inception. Further, the Company is not considering any new large utility-scale solar projects at this time. Its ability to continue as a going concern is dependent upon the ability of the Company to collect its amounts receivable and dispose of its remaining development assets under development in order to meet its obligations, pay its liabilities arising from normal business operations when they come due, and potentially develop and execute upon a new business strategy. The outcome of these matters cannot be predicted with any certainty at this time and raise substantial doubt that the Company will be able to continue as a going concern. These consolidated financial statements do not include any adjustments to the amounts and classification of assets and liabilities that may be necessary should the Company be unable to continue as a going concern.

Concentration

Historically, approximately 96% of our consolidated power generation revenue arose from our Powerhouse One solar installation. The Powerhouse One subsidiary was sold in August 2015 (see NOTE 5, "Sale of Powerhouse One").

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

NOTE 2 - SUMMARY OF SIGNIFICANT ACCOUNTING POLICIES

Recent Accounting Pronouncements

In May 2014, the Financial Accounting Standards Board ("FASB") issued Accounting Standards Update ("ASU") No. 2014-09, "Revenue from Contracts with Customers (Topic 606)”, which supersedes nearly all existing revenue recognition guidance under U.S. GAAP. The core principle of ASU 2014-09 is to recognize revenues when promised goods or services are transferred to customers in an amount that reflects the consideration to which an entity expects to be entitled for those goods or services. ASU 2014-09 defines a five-step process to achieve this core principle and, in doing so, more judgment and estimates may be required within the revenue recognition process than are required under existing U.S. GAAP. This guidance is effective for the annual period beginning after December 15, 2017 (updated per ASU 2015-14), and interim and annual periods thereafter. Early adoption is not permitted. We expect the new guidance will have no impact on the Company's current revenue recognition policy.

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

In November 2015, the FASB issued ASU No. 2015-17, "Income Taxes (Topic 7400) - Balance Sheet Classification of Deferred Taxes". ASU 2015-17 requires deferred tax assets to be presented separately from deferred tax liabilities, and further requires that each be presented as non-current in a classified Balance Sheet. The standard is effective for annual periods beginning after December 15, 2016. We do not expect the adoption of this standard to have a material impact on our consolidated financial position.

In February 2016, the FASB issued ASU No. 2016-02, "Leases (Topic 842)". ASU 2016-02 requires all leases in excess of 12 months to be reported on the balance sheet as a liability based on the net present value of the expected lease payments, and a right-to-use asset for the term of the lease. On the statement of operations, capital leases will continue to be treated as financing transactions, meaning interest and amortization will be included as rent expense. Because interest is calculated on a declining balance over time, the cost of capital leases will look more expensive at the beginning of a lease. Leases that qualify as operating leases will be reported as rent expense. The standard is effective for annual periods beginning after December 15, 2018. We are evaluating the impact of this standard on our consolidated financial position, results of operations and cash flows.

Principles of Consolidation

The Company consolidates the financial position, results of operations, and cash flows of all majority-owned subsidiaries. The consolidated financial statements include the accounts of the Company (including the dba Principal Solar Institute) and its subsidiaries SunGen Mill 77, LLC; SunGen Step Guys, LLC; and Powerhouse One, LLC (through the date of sale, July 1, 2015). Significant intercompany accounts and transactions have been eliminated in consolidation.

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

We do not engage in hedging activities, but did have a derivative instrument treated as a liability whose value was measured on a recurring basis (see "Fair Value Instruments" and "Derivative Liability on Warrants" included herein).

Fair Value Instruments

On March 2, 2015, the Company entered into a convertible debenture with Alpha Capital Anstalt ("Alpha") (See NOTE 6 - "Convertible Debenture (Alpha)"). In connection with the loan, the Company granted Alpha complex warrants with certain "down round" protection. As such, they were treated as a derivative liability and were valued using a binomial lattice-based option valuation model using holding period assumptions developed from the Company's business plan and management assumptions, and expected volatility from comparable companies including OTC Pink® and small-cap companies. Increases or decreases in the Company's share price, the volatility of the share price, changes in interest rates in general, and the passage of time all impacted the value of these warrants. The Company re-values these warrants at the end of each reporting period and any changes are reflected as gains or losses in current period results. (See NOTE 10 - DERIVATIVE LIABILITY ON WARRANTS). In August 2015, all principal and interest pursuant to the convertible debenture was paid in full thus eliminating the terms giving rise to a potential down round price adjustment of the warrants. As such, a final re-valuation as of the repayment date was recorded and the warrants are now considered equity instruments.

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

Solar Arrays

Solar arrays are stated at historical cost, net of accumulated depreciation. Depreciation is computed using the straight-line method over the remaining estimated useful lives of the assets. The estimated useful lives of solar arrays are 25 years from the date first placed in service. Accumulated depreciation was $0 and $496,894 at December 31, 2015 and December 31, 2014, respectively. During the construction period, all costs and expenses related to the development and construction of a project, excluding administrative expenses, are recorded as construction in process.

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

Construction in Progress

The Company records as Construction in Progress those items of a capital and expense nature necessary to develop, construct, and place into service a solar project. Such costs consists primarily of the cost of the project company's acquisition rights, equipment costs, interconnection costs, and the costs of independent engineers, valuation firms, and rent, property taxes, financing costs, and insurance during the construction period.

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

For long-lived assets, when impairment indicators are present, the Company compares undiscounted future cash flows, including the eventual disposition of the asset group at market value, to the asset group’s carrying value to determine if the asset group is recoverable. If undiscounted cash flows are less than carrying value, the excess of carrying value over fair value is expensed in the period in which it is estimated to have occurred. Impairment charges were reported in both 2015 and 2014 and are presented in the Statement of Operations.

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

Net Loss per Share

Basic net income or loss per share is computed by dividing the net income or loss for the period by the weighted average number of shares of Common Stock outstanding for the period. Diluted income per share reflects the potential dilution of derivative securities by including other potential issuances of Common Stock including shares to be issued upon exercise of options and warrants and upon conversion of convertible debt. Potentially dilutive shares are not included in the event of a loss as the effect of doing so would be anti-dilutive. As of December 31, 2015, options to purchase 794,816 shares, and warrants to purchase 550,434 shares of our Common Stock have been excluded from the calculation of diluted loss per share, as their effect would have been anti-dilutive. As of December 31, 2014, options to purchase 716,065 shares and warrants to purchase 42,138 shares of our Common Stock, and 146,667 shares issuable upon the conversion of convertible notes payable have been excluded from the calculation of diluted loss per share as their effect would have been anti-dilutive.

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

In March 2015, the Company entered into a settlement agreement with Pegasus regarding its indemnification of the Company in regards to the legacy liabilities. In the settlement agreement, the Company agreed to accept the return of 215,154 shares of the original 534,654 shares of its Common Stock issued to Pegasus and its principals and affiliates in acquiring the shell company, Kupper Parker Communications, Inc., which later became Principal Solar, Inc. As the shares of Common Stock were initially issued in a common stock for preferred stock share exchange with Pegasus, the shares returned by Pegasus will be cancelled without further accounting recognition. The cancellation of 50,000 of the shares was effected in December 2015, and the remaining will be recognized for accounting purposes once they are received from Pegasus.

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

NOTE 5 - DISPOSAL OF ASSETS

Assignment of Principal Sunrise IV

On August 11, 2015, the Company assigned its contractual rights under the Membership Interest Purchase Agreement ("MIPA") to acquire Principal Sunrise IV for the amount of $7.0 million and the reimbursement of its advances to date under the MIPA of $4.7 million. The balance of proceeds of $1.6 million is due at the project's commercial operation date, expected to be early May 2016, pending the Company's completing its on-going responsibilities as co-developer including, but not limited to, advising on engineering matters, providing technical assistance on project design, overseeing substation design and construction, organizing documentation and permitting, interpreting test results, and opining on final acceptance matters. Gain on the assignment of Principal Sunrise IV totaled $4.2 million after transaction costs of approximately $136 thousand.

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

In addition to the amounts owed by the assignee to the Company at the project’s commercial operation date, the assignee owes the seller, Innovative Solar Systems, LLC, an additional $600 thousand. If the assignee, for whatever reason, fails to pay the amount due the seller, the Company has agreed to do so thereby creating a contingent liability of the Company. No liability has been recorded in the financial statements as the failure of the assignee to pay the amount when due is not probable. See NOTE 15 - COMMITMENTS AND CONTINGENCIES.

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

Pretax profit from Powerhouse One recognized by the Company was $223,045 in 2015 (excluding the gain on sale) and $405,364 in 2014.

ASU No. 2014-08, "Reporting Discontinued Operations and Disclosures of Disposals of Components of an Entity" restricts the presentation of the sale of a component of an entity as a "discontinued operation" to those instances reflecting a strategic shift in the business. Our sale of Powerhouse One does not reflect a strategic shift in the business, so our presentation of the sale herein does not reflect a discontinued operation.

NOTE 6 - NOTES PAYABLE

Acquisition Note Payable

On June 17, 2013, Powerhouse One, LLC secured financing of $5,050,000 from Bridge Bank, National Association to acquire the membership interest (and the underlying solar arrays) of co-sellers, Vis Solis, Inc., a Tennessee limited liability company, and AstroSol, Inc., a Tennessee corporation. The note bore a fixed interest rate of 7.5% annually. In August 2015, as a part of the disposal of Powerhouse One, all principal and interest pursuant to the Acquisition Note Payable was paid in full.

In conjunction with the acquisition note payable, warrants to purchase 37,763 shares of Common Stock were issued to Bridge Bank with an exercise price of $4.00 and a contractual life of 10 years. The value of the warrants issued in connection with this debt, as determined using the Black-Scholes model, was $81,449 and was recorded as a discount to the debt. Amortization expense was $50,057 and $20,363 in 2015 and 2014, respectively.

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

The debenture was convertible into shares of Common Stock at a rate of $4.00 per share, bore interest at a rate of 8.0% per annum, and all principal and interest was due on September 2, 2015. The debenture also contained certain "down round" protection that, due to its short maturity, the prohibition in the debenture of issuing further debt, and management's assessment of the probability of issuing future convertible debt below $4.00 as remote, no separate value had been assigned to this aspect of the debt. In connection with the Loan, the Company granted Alpha 234,375 warrants having a term of 66 months and an exercise price of $6.00 per share (See NOTE 10 - DERIVATIVE LIABILITY ON WARRANTS).

On May 6, 2015, the Company issued Series A Preferred stock (NOTE 11 “Preferred Stock”) resetting the exercise price of the warrants to $4.00 per share.

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

Estimated fair value	$0.83
Expected life (years)	5
Risk free rate	.017%
Volatility	168.93%

Arowana Note

Additional Projects

On August 20, 2015, the Company issued a promissory note and security agreement to Arowana in the original principal amount of $1,600,000. The note matures on December 31, 2016, and bears simple interest at the rate of 6% per annum (the "Arowana Note"). The note is convertible, at the option of the holder, into membership interests in our Principal Sunrise V project based upon a valuation not yet determinable.

The Company used the proceeds from the Arowana Note to make investments in two additional projects totaling 68MW AC ("Additional Projects"). The first of the two projects, 34.2MW AC in North Carolina, should begin construction in the second quarter of 2016 and is expected to be completed in the fourth quarter of 2016. The second of the two projects, 33.8 MW AC also in North Carolina, is approximately 6 weeks behind the first. The Additional Projects serve as collateral for the Company’s obligations under the Arowana Note, which is otherwise unsecured and non-recourse to the Company.

Arowana continues to fund the development costs of the Additional Projects and, at December 31, 2016, the cumulative investment in the Additional Projects totaled $5.5 million, and the balance of the Arowana Note was $5.6 million, including interest. There can be no assurance Arowana will continue funding the two projects and failing to do so could, depending upon the finality, timing, and proceeds from the assignment of Principal Sunrise V, could cause the related power purchase agreements to be in default, resulting in a loss of all amounts invested to date.

Principal Sunrise V

Effective November 25, 2015, the Company issued a promissory note to Arowana in the principal amount of $269,688. The note matures on December 31, 2016, and bears simple interest at the rate of 12% per annum (the "Arowana Note").

The Company used the proceeds from the second Arowana to make an interconnection payment for Principal Sunrise V, and the note is secured by proceeds from the expected disposition of the project.

At December 31, 2015, the balance of the note is $269,688.

NOTE 7 - COMMISSIONS PAYABLE

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

In more than 20 months, CCMI was unable to arrange financing of any type or amount and was unable to even generate enough interest to produce a financing proposal from a prospective investor or lender. With CCMI failing its promise, the Company raised money on its own to maintain operations and further its solar development efforts. Despite CCMI's failure to secure even a single financing proposal (let alone a proposal acceptable to the Company), and despite CCMI having no involvement in non-project related financing efforts undertaken by the Company, CCMI claimed an entitlement to extensive fees.

Initially set for arbitration in February 2016, the parties mediated the matter instead in November 2015 and settled with the Company paying CCMI $1.7 million in connection with the August 2015 assignment of Principal Sunrise IV. Funds to pay the settlement came from the $2.5 million escrow Deposit established concurrent with the assignment of the project. Additionally, the Company agreed to pay CCMI 10% of any proceeds from financing or disposition of Principal Sunrise V (aka IS 42), should such event take place on or before July 30, 2016. The Company has accrued a Commission payable of $600 thousand at December 31, 2015, based upon its expected proceeds from the disposition of Principal Sunrise V, and funds to pay this later amount are expected to come from the financing or disposition of Principal Sunrise V.

Vis Solis, Inc.

In November 2014, the Company entered into a services agreement (the “Services Agreement”) with Vis Solis, Inc. ("VIS"), the minority interest holder of our former Powerhouse One subsidiary, wherein VIS would refer to the Company "economically viable solar generation projects" for acquisition; identify and source engineering procurement and construction firms; identify and source operations and maintenance contractors; among other things necessary to build, own, and operate solar projects. In exchange for its services, VIS would be compensated from the construction and permanent financing arranged by the Company based upon the installed kilowatts of each project the Company accepted, took under contract, and put into commercial operation. Any compensation owing to VIS from the Company under the Services Agreement would be due either at the project’s "Financial Close" or its commercial operations date ("COD").

In August 2015, the Company assigned its contractual rights to develop, finance, and put into commercial operation its project Principal Sunrise IV to Carolina Energy Partners II, LLC (“CEP”) as the Company had been unable to arrange either construction or permanent financing for this project.

In January 2016, the Company and VIS mediated the matter and reached a settlement wherein the Company will pay VIS $900 thousand to settle all matters between the parties and terminate the original agreement. As a part of its Gain on sale and assignment of assets, the Company has accrued a Commission payable of $900 thousand at December 31, 2015, and funds to pay such amount are expected to come from the earlier of COD of Principal Sunrise IV (upon which the Company expects to receive $1.6 million) or the disposition of Principal Sunrise V, if any.

NOTE 8 - MEDIATION SETTLEMENT

TCH Principal Solar, LP

In March 2015, TCH Principal Solar, LP ("TCH") made two equity investments in our Common Stock (March 5th and 25th) of $500 thousand each. In September 2015, it notified the Company it had realized the Company had completed an issuance of debt securities to Alpha Capital Anstalt, including warrants, immediately before its first equity investment in March and that TCH wanted an "equal deal" despite the disparity of security instruments and other terms. The Company responded to the notice with a list of questions and such questions went unanswered by TCH.

In January 2016, TCH demanded mediation to resolve the matter and the mediation occurred on March 3, 2016. Though not final, the parties have tentatively agreed, subject to appropriate documentation, the Company would pay TCH an amount of $300 thousand and 10% of the proceeds from the disposition of Principal Sunrise V, if and when such occurs, with the total payment not to exceed $800 thousand. The Company has accrued an $800 thousand Mediation settlement at December 31, 2015, and funds to pay such amount are expected to come from proceeds from the disposition of Principal Sunrise V.

NOTE 9 - LEASES

The Company's solar array sits on a rooftop subject to a service agreement with initial terms equal to the energy sales agreement and having one or more renewal options. There are no separate rental payments in the case of rooftop installations. The Company's current solar array installations is as follows:

Installation	Location	kW	Date	Term	Rent
SunGen StepGuys	Alfred, ME	110	Sep 2009	25 yr. + 2 - 25-yr renewals	None

Prior to its sale effective July 1, 2015, rent expense for Powerhouse One was $17,806 for the partial year in 2015 and $38,894 for the full year 2014.

In each case, the Company is obligated to remove such installations at the end of the lease terms. As the expected termination dates are decades off, there is little experience de-installing solar arrays anywhere in the world, and costs are expected to be minimal, such removal costs have not been separately accounted for.

NOTE 10 - DERIVATIVE LIABILITY ON WARRANTS

On March 2, 2015, the Company issued warrants to purchase 234,375 shares of Common Stock with a 66-month contractual term to Alpha Capital Anstalt in connection with the issuance of convertible debentures (See NOTE 6 "Convertible Debenture (Alpha)"). The warrants were immediately exercisable into the Company’s Common Stock with an exercise price of $6.00 per share.

However, as the warrants had “down round” protection, they were treated as a derivative liability and were valued each period using a binomial lattice-based option valuation model using holding period assumptions developed from the Company's business plan and management assumptions, and expected volatility from comparable companies including OTC Pink® and small-cap companies. Increases or decreases in the Company's share price, the volatility of the share price, changes in interest rates in general, and the passage of time all impacted the value of these warrants. On May 6, 2015, the Company issued Series A Preferred stock (NOTE 11 “Preferred Stock”) resetting the exercise price of the warrants to $4.00 per share, and the valuation was updated and reflected in the balance sheet.

Input assumptions on the issuance date were as follows:

Estimated fair value	$6.77
Expected life (years)	5.51
Risk free interest rate	1.65%
Volatility	146.11%

In this issuance of convertible debentures and warrants, completed as a result of arm's length negotiations between unrelated parties, the value of the warrants alone exceeded the proceeds received. The Company's need for ongoing financing made the transaction attractive, despite the economics of the transaction. The application of FASB Topic 820 entitled "Fair Value Measurement", resulted in a loss on the date of issuance of $336,884, offset by a subsequent gain of $1,586,884 stemming from the subsequent movement in the price of our Common Stock, together resulting in a net gain on derivative liability warrants of $1,250,000 for 2015, offset by equivalent amounts recognized as additional interest expense reflecting the amortization of the debt discount.

On July 1, 2015, the Company issued Convertible Debentures with a conversion price of $.50 per share and warrants exercisable at $6.00 per share (see NOTE 6 "Convertible Debentures (TCH)"). In its consent to this later transaction, Alpha waived its "down round" rights in this single instance.

In August 2015, all principal and interest pursuant to the Convertible Debenture was paid in full thus eliminating the terms giving rise to a potential down round price adjustment of the warrants. As such, a final revaluation as of the repayment date was recorded and the derivative liability was eliminated from the balance sheet.

The following table sets forth a summary of changes in fair value of the warrants in 2015:

Beginning balance December 31, 2014	$-
Derivative warrants issued	1,586,884
Change in fair value included in net loss	(1,586,884)
Balance at December 31, 2015	$-

NOTE 11 – CAPITAL STOCK

Preferred Stock

At December 31, 2015, the Company had authorized 100,000,000 shares of $.01 par value Class A preferred stock.

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

Absent an IPO

The Company's inability to complete an IPO on or before July 1, 2015, caused the Series A Preferred to be reclassified from a convertible temporary equity to a mandatorily redeemable liability. Whereas the Series A Preferred incurred dividends prior to its reclassification on June 30, 2015, as a liability, it incurred interest expense thereafter.

Series A Mandatorily Redeemable Preferred Stock

Series A preferred stock issuance gross proceeds	$1,000,000
Series A preferred issuance costs	(10,293)
Net proceeds	989,707
Allocation of net proceeds to warrants	(156,270)
Net proceeds allocated to Series A preferred stock	833,437
Accretion	166,563
Series A accrued dividends	18,333
Fair value of redeemable Series A preferred stock at redemption	$1,018,333

In August 2015, all shares of Series A Preferred were redeemed using proceeds from the assignment of Principal Sunrise IV.

Common Stock

At December 31, 2015, the Company had authorized 300,000,000 shares of $.01 par value Common Stock, and it trades on the OTC Pink® under the symbol “PSWW.”  Holders of our Common Stock are entitled to one vote per share and receive dividends or other distributions when, and if, declared by our Board of Directors.  In addition to shares outstanding, we have reserved 966,090 shares for issuance upon exercise of equity incentive awards with options to purchase 794,816 shares of Common Stock outstanding at December 31, 2015.

Restricted Stock

In January 2015, the Company awarded to an engineering firm, in exchange for its services on Principal Sunrise IV, 12,500 restricted shares pursuant to the 2014 Equity incentive Plan. The value of the shares on the date of grant totaled $37,500 and the amount was capitalized as construction in progress.

In December 2015, the Company awarded to two advisors, in exchange for their services, 10,000 restricted shares pursuant to the 2014 Equity incentive Plan. The value of the shares on the date of grant totaled $64,000 and the amount was included in general and administrative expense.

Stock Options

The Company maintains the 2014 Equity Incentive Plan (the "Plan"), pursuant to which 716,090 shares of Common Stock had previously been reserved for issuance. In January 2015, the Board of Directors reserved an additional 250,000 shares of Common Stock pursuant to the Plan and 794,816 of the total 966,090 reserved have been issued to date. The exercise of options, if any, will result in the issuance of new share by the Company.

2014 Issuances

Throughout 2014, the Company issued 313,257 options to executives, employees, contractors, members of the Board of Directors, and advisors having an exercise price of $4.00 and contractual lives ranging from 5 to 10 years. The options were valued using the Black-Scholes model and the resulting equity-based compensation expense for 2014 was $1,068,012 based upon the following parameters:

Estimated fair value		$4.00
Expected life (years)	5.00	-	7.25
Risk free interest rate	0.44	-	2.19%
Volatility		227.71%

2015 Issuances

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

In May 2015, the Company granted to a new Board member options to acquire 18,000 shares of Common Stock.  The options have an exercise price of $6.00 per share, vested over 24 months, and expire 10-years from the date of grant.  The aforementioned Board member resigned in September 2015, and all options not yet vested were forfeited upon his resignation.

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

A summary of option activity for 2014 and 2015 is as follows:

	Shares	Weighted Avg. Exercise Price	Weighted Avg. Grant Date Value

Outstanding, January 1, 2014	402,834	5.20	3.40
Granted	313,257	4.00	4.00
Exercised	(25)	4.00	4.00
Forfeited	-	-	-
Expired	-	-	-
Outstanding, December 31, 2014	716,066	4.64	3.64
Granted	103,500	6.00	5.69
Exercised	-	-	-
Forfeited	(24,750)	6.00	4.85
Expired	-	-	-
Outstanding, December 31, 2015	794,816	$4.79	$4.73

The following is a summary of stock options outstanding at December 31, 2015:

Exercise Price	Options Outstanding	Average Remaining Contractual Lives (Years)	Options Exercisable	Non-Vested Options
$4.00	435,482	7.5	421,592	13,890
$5.64	270,834.8		270,834	-
$6.00	88,500	8.7	88,500	-
	794,816		780,926	13,890

Stock-based compensation expense related to options included in general and administrative expenses in 2015 was $633,794, and $55,560 of compensation expense related to options not yet vested remains unrecognized at December 31, 2015. Such amount is expected to be recognized during the years 2016 through 2017.

The weighted average exercise price of those options currently outstanding is $4.79 and of those currently exercisable is $4.73. Based upon the Company's stock price at December 31, 2015, of $0.77 as quoted on OTCPink® market, the options then outstanding had no intrinsic value and those exercisable had no intrinsic value.

Warrants

The Company had 550,434 warrants outstanding at December 31, 2015, with a weighted average term of 4.5 years and a weighted average exercise price of $5.86 per share.

NOTE 12 - NONCONTROLLING INTEREST

Prior to its sale effective July 1, 2015, the original owners of Powerhouse One continued to own approximately 11% of the membership interest of the limited liability company. The noncontrolling interests of equity investors in Powerhouse One was reported on the consolidated balance sheet and statement of operations as "Noncontrolling interest in subsidiary" ("noncontrolling interest") and reflected their respective interests in the equity and the income or loss of the limited liability company.

The following table sets forth the activity in the noncontrolling interest equity account during 2015:

Balance December 31, 2014	$832,711
Earnings allocated to noncontrolling interest	24,535
Elimination due to sale of Powerhouse One	(857,246)
Balance December 31, 2015	$-

NOTE 13 – RELATED PARTY TRANSACTIONS

Other than the Board member options described herein in a NOTE 11 "Stock Options”, and the issuance of convertible notes described herein in the NOTE 6 "Convertible Notes, Related Parties", no other related party transactions occurred during 2015 and 2014.

NOTE 14 - TAXES

Our approximately $12.9 million of federal income tax net operating loss carryovers expire from 2030 through 2035. Our federal and state income tax returns are not under examination by any taxing authorities and no statute extensions have been granted; therefore, only our December 31, 2012 to 2015 tax returns are subject to examination.

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

Significant components of our income tax provisions were:

	2015	2014
Current provision
Federal	$-	$-
State	2,533	928
Total current tax provision	2,533	928

Deferred provision
Federal	-	-
State	-	-
Total deferred tax provision	-	-

Total income tax provision	$2,533	$928

The provision for income tax differs from the amount estimated by applying the statutory federal income tax rate to the net loss before taxes as follows at December 31:

Taxes at statutory rate (34%)	$(162,811)	$(1,133,554)
State taxes	(6,225)	(43,342)
Change in valuation allowance	2,633,526	1,175,084
Permanent differences	(424,750)	(11,350)
Change in state tax rate	-	(9,869)
Prior year adjustments	(807,026)	23,959
Difference in realized NOL (Powerhouse One)	(1,186,158)	-
Other	(44,023)	-
Total income tax provision	$2,533	$928

Deferred tax assets (liabilities) are comprised of the following at December 31:

Accrued compensation	$140,776	$267,156
Other accrued expenses	72,175	157,266
Gross current deferred tax assets	212,951	424,422

Fixed assets	356,283	(325,590)
Intangible assets	-	24,420
Stock compensation expense	1,143,183	885,924
Net operating losses	4,762,618	2,832,332
Gross non-current deferred tax assets, net	6,262,084	3,417,086

Total deferred tax assets	6,475,034	3,841,508
Valuation allowance for deferred tax assets	(6,475,034)	(3,841,508)
Deferred tax assets, net of valuation allowance	$-	$-

The Company has established a valuation allowance to fully reserve the net deferred tax assets for the periods December 31, 2015 and 2014, due to the uncertainty of the timing and amounts of future taxable income.

NOTE 15 - COMMITMENTS AND CONTINGENCIES

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

Contingent Obligation

In connection with the assignment of Principal Sunrise IV (see NOTE 5 "DISPOSAL OF ASSETS"), the Company became contingently liable to the solar project's original developer in the amount of $600,000, if and only if the assignee of the Company's rights to that project fails to pay the original developer a like amount at the commercial operation date. No liability has been recorded in the financial statements as the failure of the assignee to pay the amount when due is not probable.

NOTE 16 - SUBSEQUENT EVENTS

Financing

In February 2016, the Company entered into a promissory note to borrow $300,000 from a trust maintained by Matthew Thompson, the Executive Director of our Principal Solar institute division. The note included an origination fee of 15% of the principal amount and an interest rate of 12% per annum on all amounts outstanding beyond the maturity date, June 24, 2016. The note is unsecured and may be repaid at any time without penalty, and use of proceeds were limited to development costs of the Company's Innovative Solar 42 project (aka Principal Sunrise V).

In April 2016, the Company, entered into a promissory note to borrow $200,000 from a trust maintained by our Director, Gillermo Marmol. The note included an origination fee of 15% of the principal amount and an interest rate of 10% per annum on all amounts outstanding beyond the maturity date which is the earlier of (i) the financial close of the assignment of Innovative Solar 42, LLC, (ii) the receipt of remaining amounts due from the August 2015 assignment of Innovative Solar 46, LLC, or (iii) July 29, 2016. The note is unsecured and may be repaid at any time without penalty, and use of proceeds were limited to development costs of the Company's Innovative Solar 42 project.

Arowana continues to fund the development costs of the Additional Projects and, at March 31, 2015, the cumulative investment in the Additional Projects totaled $7.9 million, and the balance of the Arowana Note was $8.0 million, including interest.

Disposition of Sunrise V (aka IS 42)

The Company is negotiating to assign its interest in Principal Sunrise V to a buyer contingent upon the assignee's ability to secure the necessary tax equity and debt financing (approximately $108 million combined) to build and operate the project. The parties have selected a date of June 30, 2016, to secure the financing and close the transaction, and such date may be extended by the parties. If completed, under the assignment agreement the Company would be repaid its cumulative investment through the closing date ($5.1 million at March 31, 2016) and a separate development fee up to $4.0 million. As a part of the assignment, the Company guaranteed the assignee a 10% after-tax rate of return, with any deficit being deducted from the development fee to be received by the Company. Due to its variable nature, the ultimate development fee received by the Company is expected to range between $0 and $4 million to be paid incrementally between closing and commercial operation date ("COD") as the costs to construct the project become more certain. As a part of the transaction, the assignee has agreed to fund a portion of the development costs between signing and closing through a loan to the Company of up to $333 thousand, and the project seller has agreed to be paid their balance due at closing, both lessening the monthly cash burden to the Company.

There can be no assurance the assignment of Principal Sunrise V will be closed or closed upon the terms described above, and failure to close or to close timely would result in a loss of the Company's investment to date and could cause the Company to cease operations.

Reduction of Authorized Shares

On April 1, 2016, the Company amended its Certificate of Incorporation to reduce the number of authorized shares from 300,000,000 common and 100,000,000 preferred to 15,000,000 and 2,000,000, respectively. The reduction was done to more closely fit the Company's needs and to reduce Delaware franchise taxes.

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

PRINCIPAL SOLAR, INC.

(Registrant)

/s/ Michael Gorton

Michael Gorton

Chief Executive Officer

April 14, 2016

Pursuant to the requirements of the Securities Exchange Act of 1934, this report has been signed by the following persons on behalf of the registrant and in the capacities indicated on April 14, 2016.

/s/ Michael Gorton Michael Gorton Chief Executive Officer and Director (Principal Executive Officer)	/s/ Brenda Jackson Brenda Jackson Director

/s/ David N. Pilotte
David N. Pilotte	Margaret Keliher
Chief Financial Officer	Director
(Principal Financial and Accounting Officer)

/s/ Ronald B. Seidel Ronald B. Seidel Director	/s/ Guillermo Marmol Guillermo Marmol Director

/s/ Jeffrey M. Heller
Jeffrey M. Heller Director

Supplemental Information to be Furnished With Reports Filed Pursuant to Section 15(d) of the Act by Registrants Which Have Not Registered Securities Pursuant to Section 12 of the Act.

No proxy material has been sent to security holders during the period covered by this report, nor is any such information expected to be sent.

EXHIBIT INDEX

Exhibit Number	Description of Exhibit

2.1(1)	Exchange Agreement (March 7, 2011), Principal Solar (Texas), the Company, the shareholders of Principal Solar (Texas) and Pegasus Funds LLC

3.1(13)	Certificate of Incorporation (Delaware) (September 27, 2012)

3.2(13)	Certificate of Ownership and Merger (Delaware) (October 3, 2012)

3.3(12)	Bylaws

3.4(10)	Certificate of Amendment to the Certificate of Incorporation (May 6, 2015)

3.5(21)	Certificate of Amendment to the Certificate of Incorporation (April 1, 2016)

4.1(1)	Form of Common Stock Certificate

4.2(5)	2014 Equity Incentive Plan (June 11, 2014)

4.3(6)	8% Senior Secured Convertible Debenture due September 2, 2015, with Alpha Capital Anstalt (March 2, 2015)

4.4(6)	Common Stock Purchase Warrant with Alpha Capital Anstalt (March 2, 2015)

4.5(17)	Binding Term Sheet to issue up to $2 million in Senior Secured Convertible Debentures dated July 1, 2015

4.6(20)	Promissory Note and Security Agreement of $1.6 million with Arowana International Limited (August 20, 2015), as amended

10.1(1)	Employment Agreement with Michael Gorton (January 1, 2012)

10.2(1)	Form of Nonstatutory Stock Option Agreement

10.3(1)	Form of Nonstatutory Stock Option Grant Notice

10.4(1)	Employment Agreement with R. Michael Martin

10.5(1)	Common Stock Warrant to Purchase 151,050 Shares of Common Stock (Bridge Bank) (June 17, 2013)

10.6(1)	Warrant to Purchase 2,181,818 Shares of Common Stock (Steuben Investment Company II, L.P.) (June 14, 2013)

10.7(1)	Registration Rights Agreement (Steuben Investment Company II, L.P.) (June 14, 2013)

10.8(1)	Purchase and Sale Agreement (Powerhouse One, LLC Acquisition) (December 31, 2012)

10.9(1)	First Amendment to Purchase and Sale Agreement (Powerhouse One, LLC Acquisition) (June 2013)

10.10(1)	Loan and Security Agreement (Powerhouse One, LLC Acquisition) (June 2013)

10.11(1)	Pledge and Security Agreement dated June 10, 2013, by and between the Company, Vis Solis, Inc. and AstroSol, Inc. in favor of Bridge Bank

10.12(1)	Guaranty dated June 10, 2013 by the Company in favor of Bridge Bank

10.13(1)	Consulting Agreement with Carlyle Capital Markets, Inc. (December 4, 2013)

10.14(2)	Letter Agreement with Steuben Investment Company II, L.P. Regarding Registration Rights Agreement Penalties (February 5, 2014)

10.15(2)	Professional Services Agreement with DNP Financial, LLC (January 14, 2014)

10.16(2)	Form of Generation Partners Amended and Restated Pilot Extended Participation Agreement (power purchase agreement)

10.17(3)	Form of Convertible Corporate Promissory Note (Secured) with Messrs. Heller and Marmol (June 5, 2014)

10.18(3)	Form of Corporate Security Agreement with Messrs. Heller and Marmol (June 5, 2014)

10.19(4)	Amendment #1 to Registration Rights Agreement (October 7, 2014)

10.20(5)	Membership Interest Purchase Agreement with Innovative Solar Systems, LLC re Innovative Solar 46, LLC (November 6, 2014)

10.21(5)	Warrant Exercise Agreement with Steuben Investment Company II, L.P. (November 1, 2014)

10.22(5)	Form of Note and Security Modification Agreement re Corporate Convertible Promissory Note (Secured) with Messrs. Heller and Marmol (December 5, 2014)

10.23(5)	Form of Stock Option Notice and Agreement

10.24(6)	Securities Purchase Agreement with Alpha Capital Anstalt (March 2, 2015

10.25(6)	Security Agreement with Alpha Capital Anstalt (March 2, 2015)

10.26(6)	Subsidiary Guaranty with Alpha Capital Anstalt (March 2, 2015)

10.27(9)	Engineering, Procurement and Construction Agreement between Principal Solar, Inc. and Alpha Technologies Services (April 27, 2015)

10.28(11)	Membership Interest Purchase Agreement with Innovative Solar Systems, LLC re Innovative Solar 42, LLC (March 2, 2015)

10.29(13)	Purchase and Sale Agreement with SMCDLB, LLC re Series A Preferred Stock (May 15, 2015)

10.30(13)	Warrant to Purchase Common Stock issued to SMCDLB, LLC (May 15, 2015)

10.31(13)	Form of Note and Security 2nd Modification Agreement re Corporate Convertible Promissory Note (Secured) with Messrs. Gorton, Heller, and Marmol (May 11, 2015)

10.32(8)	Binding Term Sheet re Joint Development Agreement by and between Principal Solar, Inc. and Energy Surety Partners, LLC dated June 5, 2015.

10.33(16)	Binding Term Sheet by and between Principal Solar, Inc. and Innovative Solar Systems, LLC dated June 9, 2015

10.34(18)

Assignment Agreement among Principal Solar, Inc., Carolina Energy Partners II, LLC, and Innovative Solar Systems, LLC dated August 11, 2015, re the Membership Interest Purchase Agreement to acquire Innovative Solar 46, LLC dated November 6, 2014

10.35(19)	Purchase and Sale Agreement by and among Principal Solar, Inc. et al (sellers) and Magnolia Sun, LLC (buyer) re the sale of Powerhouse One, LLC (August 18, 2015)

10.36*	Promissory Note (unsecured) with a trust maintained by Matthew Thompson in the amount of $300,000 (February 25, 2016)

10.37*	Promissory Note (unsecured) with a trust maintained by Guillermo Marmol in the amount of $200,000 (April 1, 2016)

14.1(7)	Code of Business Conduct (March 10, 2015)

21.1(15)	Subsidiaries of the Registrant

31.1*	Certification pursuant to Rule 13a-14(a)/15d-14(a) (Chief Executive Officer)

31.2*	Certification pursuant to Rule 13a-14(a)/15d-14(a) (Chief Financial Officer)

32.1*	Section 1350 Certification (Chief Executive Officer)

32.2*	Section 1350 Certification (Chief Financial Officer)

99.1(1)	Glossary

101.INS*	XBRL Instance
101.SCH*	XBRL Taxonomy Extension Schema
101.CAL*	XBRL Taxonomy Extension Calculation
101.DEF*	XBRL Taxonomy Extension Definition
101.LAB*	XBRL Taxonomy Extension Labels
101.PRE*	XBRL Taxonomy Extension Presentation

* Filed herewith

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

15) Filed as Exhibits to the Company's Registration Statement on Form S-1/A, Amendment No. 3 (File: 333-203075), filed with the Securities and Exchange Commission on June 8, 2015.

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

(21) Filed as an exhibit to the Company's Current Report on Form 8-K (File: 333-193058) filed with the Securities and Exchange Commission on April 8, 2016, and incorporated herein by reference.