Form 10-Q
period 2016-03-31
Principal Solar, Inc.
filed 2016-05-19
CIK 1587476

UNITED STATES

SECURITIES AND EXCHANGE COMMISSION

Washington, D.C. 20549

FORM 10-Q

QUARTERLY REPORT PURSUANT TO SECTION 13 OR 15(d)

OF THE SECURITIES EXCHANGE ACT OF 1934

For the quarterly period ended March 31, 2016

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

Indicate by check mark whether the registrant (1) has filed all reports required to be filed by Section 13 or 15(d) of the Securities Exchange Act of 1934 during the preceding 12 months (or for such shorter period that the registrant was required to file such reports), and (2) has been subject to such filing requirements for the past 90 days. Yes ☑ No ☐

Indicate by check mark whether the registrant has submitted electronically and posted on its corporate Website, if any, every Interactive Data File required to be submitted and posted pursuant to Rule 405 of Regulation S-T (§232.405 of this chapter) during the preceding 12 months (or for such shorter period that the registrant was required to submit and post such files). Yes ☑ No ☐ ☐

Indicate by check mark whether the registrant is a large accelerated filer, an accelerated filer, a non-accelerated filer, or a smaller reporting company. See the definitions of “large accelerated filer”, “accelerated filer” and “smaller reporting company” in Rule 12b-2 of the Exchange Act.

Large accelerated filer ☐	Accelerated filer ☐	Non-accelerated filer ☐	Smaller reporting company ☑

Indicate by check mark whether the registrant is a shell company (as defined in Rule 12b-2 of the Exchange Act). Yes ☐ No ☑

 The number of shares outstanding of the registrant’s common stock as of May 13, 2016, was 5,564,2580.

 TABLE OF CONTENTS

		Page
Introductory Comment
		2
Forward-Looking Statements		2

PART I – FINANCIAL INFORMATION

Item 1	Financial Statements	3
Item 2	Management’s Discussion And Analysis Of Financial Condition And Results Of Operations	18
Item 3	Quantitative and Qualitative Disclosures About Market Risk	20
Item 4	Controls And Procedures	20

PART II – OTHER INFORMATION

Item 1	Legal Proceedings	22
Item 2	Unregistered Sales Of Equity Securities And Use Of Proceeds	23
Item 6	Exhibits	24

SIGNATURES		24

Exhibit Index		25

INTRODUCTORY COMMENT

In this Quarterly Report on Form 10-Q, the terms "we," "us," "our," "Company," “PSWW”, “PSI”, and “Principal Solar” refer to Principal Solar, Inc., a Delaware corporation, and its subsidiaries.

FORWARD-LOOKING STATEMENTS

When used in this Report, the words “may,” “will,” “expect,” “anticipate,” “continue,” “estimate,” “intend,” and similar expressions are intended to identify forward-looking statements within the meaning of Section 27A of the Securities Act of 1933, as amended (the “Act”) and Section 21E of the Securities Exchange Act of 1934, as amended (the “Exchange Act”) regarding events, conditions and financial trends which may affect the Company’s future plans of operations, business strategy, operating results, and financial position. Such statements are not guarantees of future performance and are subject to risks and uncertainties and actual results may differ materially from those included within the forward-looking statements for various reasons, including those identified under Risk Factors included in our Annual Report on Form 10-K filed on April 14, 2016. Readers are cautioned not to place undue reliance on these forward-looking statements, which speak only as of the date made. Except as required under federal securities laws and the rules and regulations of the United States Securities and Exchange Commission, the Company does not undertake, and specifically declines, any obligation to update any of these statements or to publicly announce the results of any revisions to any forward-looking statements after the distribution of this report, whether as a result of new information, future events, changes in assumptions, or otherwise.

PART I

ITEM 1 - FINANCIAL STATEMENTS

PRINCIPAL SOLAR, INC.

CONSOLIDATED BALANCE SHEETS

(Unaudited)

	March 31, 2016	December 31, 2015
ASSETS
Current Assets
Cash and equivalents	$263,871	$498,330
Accounts receivable	-	1,949
Prepaid assets	29,154	43,116
Other receivable	1,624,000	1,624,000
Total current assets	1,917,025	2,167,395
Other Assets
Construction in progress	12,791,661	9,567,324
Total other assets	12,791,661	9,567,324

Total assets	$14,708,686	$11,734,719

LIABILITIES AND STOCKHOLDERS' EQUITY
Current Liabilities
Accounts payable	$1,050,748	$513,363
Compensation payable	424,248	390,702
Interest payable	191,604	60,892
Accrued expenses and other liabilities	204,816	97,754
Note payable for insurance premiums	21,099	33,495
Note payable, related party	300,000	-
Arowana notes payable	8,149,191	5,871,119
Commissions payable	1,540,000	1,540,000
Mediation settlement	800,000	800,000
Liabilities arising from reverse merger	1,003,839	1,003,839
Total current liabilities	13,685,545	10,311,164
Total liabilities	13,685,545	10,311,164

Commitments and Contingencies
Stockholders' Equity
Preferred stock: $0.01 par value; 2,000,000 shares authorized; 500,000 designated as Series A and 0 shares outstanding at March 31, 2016 and December 31, 2015	-	-
Common stock: $0.01 par value, 15,000,000 shares authorized, 5,564,258 shares issued and outstanding at March 31, 2016 and December 31, 2015	55,642	55,642
Additional paid-in capital	12,364,250	12,355,916
Accumulated deficit	(11,396,751)	(10,988,003)
Total stockholders' equity	1,023,141	1,423,555
Total liabilities and stockholders' equity	$14,708,686	$11,734,719

The accompanying notes are an integral part of these consolidated financial statements.

PRINCIPAL SOLAR, INC.

CONSOLIDATED STATEMENTS OF OPERATIONS

(Unaudited)

	Three Months Ended. March 31,
	2016	2015

Revenues
Power generation	$5,010	$184,075
Total revenues	5,010	184,075
Cost of revenues
Depreciation	-	75,495
Direct operating costs	5,024	52,227
Total cost of revenues	5,024	127,722
Gross profit (loss)	(14)	56,353

General and administrative expenses	277,557	919,671
Operating loss	(277,571)	(863,318)
Other expense
Interest expense	131,177	333,474
Loss on derivative liability warrants	-	19,215
Total other expense	131,177	352,689

Loss before provision for income taxes	(408,748)	(1,216,007)
Provision for income taxes	-	1,233
Net loss	(408,748)	(1,217,240)
Income attributable to noncontrolling interest in subsidiary	-	6,483
Net loss attributable to common stockholders	$(408,748)	$(1,223,723)

Net loss per share attributable to common stockholders, basic and diluted	$(0.07)	$(0.23)

Weighted average shares outstanding, basic and diluted	5,564,258	5,435,120

The accompanying notes are an integral part of these consolidated financial statements.

PRINCIPAL SOLAR, INC.

CONSOLIDATED STATEMENT OF STOCKHOLDERS' EQUITY

(Unaudited)

	Common Stock		Additional Paid-in	Accumulated	Principal Solar, Inc.	Non- Controlling
	Shares	Amount	Capital	Deficit	Total	Interest	Total
December 31, 2015	5,564,258	$55,642	$12,355,916	$(10,988,003)	$1,423,555	$-	$1,423,555
Stock-based employee compensation expense	-	-	8,334	-	8,334	-	8,334
Net income	-	-	-	(408,748)	(408,748)	-	(408,748)
March 31, 2016	5,564,258	$55,642	$12,364,250	$(11,396,751)	$1,023,141	$-	$1,023,141

The accompanying notes are an integral part of these consolidated financial statements.

PRINCIPAL SOLAR, INC.

CONSOLIDATED STATEMENTS OF CASH FLOWS

(Unaudited)

	Three Months Ended March 31,
	2016	2015

OPERATING ACTIVITIES
Net loss	$(408,748)	$(1,217,240)
Adjustments to reconcile net loss to net cash used in operating activities:
Depreciation	-	75,494
Stock-based employee compensation expense	8,334	341,071
Stock-based advisor compensation expense	-	75,000
Loss on derivative liability on warrants	-	19,215
Amortization of debt discounts	-	206,480
Change in operating assets and liabilities:
Accounts receivable	1,949	(17,645)
Prepaid assets	13,962	12,875
Accounts payable	537,384	50,551
Compensation payable	33,546	116,500
Interest payable	130,712	32,842
Accrued expenses and other liabilities	107,062	39,567
Net cash provided by (used in) operating activities	424,201	(265,290)

INVESTING ACTIVITIES
Construction in progress	(3,224,336)	(2,202,092)
Net cash used in investing activities	(3,224,336)	(2,202,092)

FINANCING ACTIVITIES
Proceeds from Arowana note	2,278,072	-
Proceeds from sale of common stock	-	1,679,001
Proceeds from convertible debenture payable (Alpha)	-	1,250,000
Payment of acquisition note payable	-	(62,455)
Proceeds from convertible note, non-related party	-	50,000
Proceeds from short-term note, related party	300,000	-
Payments on note payable for insurance premiums	(12,396)	(16,268)
Change in restricted cash	-	28,451
Net cash used in financing activities	2,565,676	2,928,729

(Decrease) increase in cash and equivalents	(234,459)	461,347
Cash and equivalents, beginning of period	498,330	104,328
Cash and equivalents, end of period	$263,871	$565,675

Supplemental Disclosures
Interest paid	$465	$94,152

Income taxes paid	$-	$-

Non-Cash Transactions:
Discount on covertible debenture recorded as a derivative liability	$-	$1,250,000
Construction in progress in accounts payable	473,407	349,950
Deposit applied to construction in progress	-	250,000

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

The year-end balance sheet was derived from the Company’s audited financial statements. The accompanying unaudited consolidated financial statements and related notes should be read in conjunction with the Company’s audited financial statements included in its 2015 Annual Report on Form 10-K. The results of operations for the periods reflected herein are not necessarily indicative of the results to be expected for the full year.

Going Concern

The accompanying consolidated financial statements have been prepared assuming the Company will continue as a going concern. As of March 31, 2016, the Company has an accumulated deficit of approximately $11.4 million, and the Company has cumulatively had negative cash flows from operations since inception. Further, the Company is not considering any new large utility-scale solar projects at this time. Its ability to continue as a going concern is dependent upon the ability of the Company to collect its amounts receivable and dispose of its remaining development assets under development in order to meet its obligations, pay its liabilities arising from normal business operations when they come due, and potentially develop and execute upon a new business strategy. The outcome of these matters cannot be predicted with any certainty at this time and raise substantial doubt that the Company will be able to continue as a going concern. These consolidated financial statements do not include any adjustments to the amounts and classification of assets and liabilities that may be necessary should the Company be unable to continue as a going concern.

Concentration

Historically, approximately 96% of our consolidated power generation revenue arose from our Powerhouse One solar installation. The Powerhouse One subsidiary was sold in August 2015. As of the date of this report, the Company does not have any expectation of replacing the revenue generated by its Powerhouse One subsidiary with any other solar project.

NOTE 2 - SUMMARY OF SIGNIFICANT ACCOUNTING POLICIES

Recent Accounting Pronouncements

In February 2016, the Financial Accounting Standards Board ("FASB") issued Accounting Standards Update ("ASU") No. 2016-02, "Leases (Topic 842)". ASU 2016-02 requires all leases in excess of 12 months to be reported on the balance sheet as a liability based on the net present value of the expected lease payments, and a right-to-use asset for the term of the lease. On the statement of operations, capital leases will continue to be treated as financing transactions, meaning interest and amortization will be included as rent expense. Because interest is calculated on a declining balance over time, the cost of capital leases will look more expensive at the beginning of a lease. Leases that qualify as operating leases will be reported as rent expense. The standard is effective for annual periods beginning after December 15, 2018. We are evaluating the impact of this standard on our consolidated financial position, results of operations and cash flows.

In March 2016, the FASB issued ASU No. 2016-09 Compensation - Stock Compensation (Topic 718) Improvement to Employee Share-Based Payment Accounting, which affects the accounting for the income tax consequences of share-based payments, the classifications of awards as either equities or liabilities, and the classification on the statement of cash flows. ASU No. 2016-09 is effective for fiscal years beginning after December 15, 2016, and for interim periods within those annual periods. We are evaluating the impact of this standard on our consolidated financial position, results of operations and cash flows.

Principles of Consolidation

The Company consolidates the financial position, results of operations, and cash flows of all majority-owned subsidiaries. The consolidated financial statements include the accounts of the Company (including the dba Principal Solar Institute) and its subsidiaries SunGen Mill 77, LLC; SunGen Step Guys, LLC; and Powerhouse One, LLC (through the date of sale, July 1, 2015). All intercompany accounts and transactions have been eliminated in consolidation.

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

Fair Value Instruments

On March 2, 2015, the Company entered into a convertible debenture with Alpha Capital Anstalt ("Alpha") (See NOTE 6 "Convertible Debenture (Alpha)"). In connection with the loan, the Company granted Alpha complex warrants with certain "down round" protection. As such, they were treated as a derivative liability and were valued using a binomial lattice-based option valuation model using holding period assumptions developed from the Company's business plan and management assumptions, and expected volatility from comparable companies including OTC Pink® and small-cap companies. Increases or decreases in the Company's share price, the volatility of the share price, changes in interest rates in general, and the passage of time all impacted the value of these warrants. The Company re-valued these warrants at the end of each reporting period and any changes are reflected as gains or losses in current period results. (See NOTE 10 - DERIVATIVE LIABILITY ON WARRANTS). In August 2015, all principal and interest pursuant to the convertible debenture was paid in full thus eliminating the terms giving rise to a potential down round price adjustment of the warrants. As such, a final re-valuation as of the repayment date was recorded and the warrants are now considered equity instruments.

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

Other Receivable

Other receivable reflects the remaining amount due from the August 2015 assignment of Principal Sunrise IV. Payable by the assignee at the project's commercial operation date ("COD"), the project is expected to reach COD in June 2016. No allowance has been recorded against the receivable.

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

Equity Transaction Fair Values

The estimated fair value of our $.01 par value common stock ("Common Stock") issued in share-based payments is measured by the more relevant of (1) the prices received in private placement sales of our stock or (2) the Company's publically-quoted market price.  We estimate the fair value of simple warrants and stock options when issued or, in the case of issuances to non-employees, when vested, using the Black-Scholes option-pricing ("Black-Scholes") model that requires the input of subjective assumptions.  When valuing more complex warrants, options, or other derivative equity instruments, we use a binomial lattice-based option pricing model or Monte Carlo option pricing model, whichever management deems more appropriate under the circumstances. Recognition in stockholders’ equity and expense of the fair value of stock options awarded to employees is on the straight-line basis over the requisite service period.  Subsequent changes in fair value are not recognized.

Net Loss per Share

Basic net income or loss per share is computed by dividing the net income or loss for the period by the weighted average number of shares of Common Stock outstanding for the period. Diluted income per share reflects the potential dilution of derivative securities by including other potential issuances of Common Stock including shares to be issued upon exercise of options and warrants and upon conversion of convertible debt. Potentially dilutive shares are not included in the event of a loss as the effect of doing so would be anti-dilutive. As of March 31, 2016, options to purchase 794,816 shares, and warrants to purchase 550,434 shares of our Common Stock have been excluded from the calculation of diluted loss per share, as their effect would have been anti-dilutive. As of March 31, 2015, options to purchase 765,590 shares and warrants to purchase 276,513 shares of our Common Stock, and 467,500 shares issuable upon the conversion of convertible notes payable have been excluded from the calculation of diluted loss per share as their effect would have been anti-dilutive.

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

NOTE 5 - DISPOSAL OF ASSETS

Disposition of Principal Sunrise V (aka IS 42)

The Company is negotiating to assign its interest in Principal Sunrise V to a buyer contingent upon the assignee's ability to secure the necessary tax equity and debt financing (approximately $108 million combined) to build and operate the project. Tax equity is defined as temporary equity invested whose primary source of return is monetizing the tax attributes of the underlying investment ("tax equity"). The parties have selected a date of June 30, 2016, to secure the financing and close the transaction, and such date may be extended by the parties. If completed, under the assignment agreement the Company would be repaid its cumulative investment through the closing date ($5.1 million at March 31, 2016) and a separate development fee up to $4.0 million. As a part of the assignment, the Company guaranteed the assignee a 10% after-tax rate of return, with any deficit being deducted from the development fee to be received by the Company. Due to its variable nature, the ultimate development fee received by the Company is expected to range between $0 and $4 million to be paid incrementally between closing and COD as the costs to construct the project become more certain. As a part of the transaction, the assignee has agreed to fund a portion of the development costs between signing and closing through a loan to the Company of up to $333 thousand, and the project seller has agreed to be paid their balance due at closing, both lessening the monthly cash burden to the Company.

There can be no assurance the assignment of Principal Sunrise V will be closed or closed upon the terms described above, and failure to close or to close timely would result in a loss of the Company's investment to date.

NOTE 6 - NOTES PAYABLE

Acquisition Note Payable

On June 17, 2013, Powerhouse One, LLC secured financing of $5,050,000 from Bridge Bank, National Association ("Bridge Bank") to acquire the membership interest (and the underlying solar arrays) of co-sellers, Vis Solis, Inc., a Tennessee limited liability company, and AstroSol, Inc., a Tennessee corporation. The note bore a fixed interest rate of 7.5% annually. In August 2015, as a part of the disposal of Powerhouse One, all principal and interest pursuant to the Acquisition Note Payable was paid in full.

In conjunction with the acquisition note payable, warrants to purchase 37,763 shares of Common Stock were issued to Bridge Bank with an exercise price of $4.00 and a contractual life of 10 years. The value of the warrants issued in connection with this debt, as determined using the Black-Scholes model, was $81,449 and was recorded as a discount to the debt. Amortization expense was $0 and $5,091 for the three months in 2015 and 2014, respectively.

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

Convertible Debenture (Alpha)

On March 2, 2015, the Company entered into a convertible debenture with Alpha to borrow $1,250,000. In August 2015, all principal and interest pursuant to the convertible debenture was paid in full. Amortization of the discount and interest expense recognized during the three months in 2015 totaled $209,722.

Notes Payable, Related Parties

In June 2014, the Company issued convertible notes of $250,000 each to two of its Board members, Messrs. Heller and Marmol, to fund deposits on potential future acquisitions. In August 2015, all principal and interest pursuant to the convertible notes were paid in full.

In December 2014, Michael Gorton, the Company's Chief Executive Officer, loaned to the Company pursuant to a convertible note $130,000. In August 2015, all principal and interest pursuant to the convertible note was paid in full.

In March 2016, a trust maintained by a contractor to the Company made a short-term unsecured loan to the Company in the amount of $300,000 under a short-term promissory note. The note bore a flat fee of $45,000 that was recorded as interest expense, and matures on June 24, 2016. Amounts outstanding beyond the maturity date bear interest at a rate of 12% per annum. Proceeds from the loan were used primarily for development costs of Principal Sunrise V.

Interest expense for the notes payable, related parties, recognized during the three months in 2016 and 2015 totaled $45,000 and $18,641, respectively.

Convertible Note Payable, Non-Related Party

In January 2015, the Company issued a convertible note to an unrelated party in the amount of $50,000. In August 2015, all principal and interest pursuant to the convertible note was paid in full. Interest expense for the notes payable, non-related party, recognized during the three months in 2015 totaled $1,266.

Arowana Notes

Additional Projects

On August 20, 2015, the Company issued a promissory note and security agreement to Arowana International Limited ("Arowana") in the original principal amount of $1,600,000. The note matures on December 31, 2016, and bears simple interest at the rate of 6% per annum (the "Arowana Note"). The note is convertible, at the option of the holder, into membership interests in our Principal Sunrise V project based upon a valuation not yet determinable.

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

Arowana continues to fund the development costs of the Additional Projects and, at March 31, 2016, the cumulative investment in the Additional Projects totaled $7.8 million, and the balance of the Arowana Note was $7.9 million, including interest. There can be no assurance Arowana will continue funding the two projects and failing to do so could, depending upon the finality, timing, and proceeds from the assignment of Principal Sunrise V, could cause the related power purchase agreements to be in default, resulting in a loss of all amounts invested to date.

Principal Sunrise V

Effective November 25, 2015, the Company issued a promissory note to Arowana in the principal amount of $269,688. The note matures on December 31, 2016, and bears simple interest at the rate of 12% per annum (the "Second Arowana Note").

The Company used the proceeds from the Second Arowana Note to make an interconnection payment for Principal Sunrise V, and the note is secured by proceeds from the expected disposition of the project.

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

Initially set for arbitration in February 2016, the parties mediated the matter instead in November 2015 and settled with the Company paying CCMI $1.7 million in connection with the August 2015 assignment of Principal Sunrise IV. Funds to pay the settlement came from the $2.5 million escrow deposit established concurrent with the assignment of the project. Additionally, the Company agreed to pay CCMI 10% of any proceeds from financing or disposition of Principal Sunrise V (aka IS 42), should such event take place on or before July 30, 2016. The Company had accrued a Commission payable of $600 thousand at December 31, 2015, based upon its expected proceeds from the disposition of Principal Sunrise V, and funds to pay this later amount are expected to come from the financing or disposition of Principal Sunrise V.

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

In January 2016, the Company and VIS mediated the matter and reached a settlement wherein the Company will pay VIS $900 thousand to settle all matters between the parties and terminate the original agreement. As a part of its gain on sale and assignment of assets, the Company had accrued a commission payable of $900 thousand at December 31, 2015, and funds to pay such amount are expected to come from the earlier of COD of Principal Sunrise IV (upon which the Company expects to receive $1.6 million) or the disposition of Principal Sunrise V, if any.

NOTE 8 - MEDIATION SETTLEMENT

TCH Principal Solar, LP

In March 2015, TCH Principal Solar, LP ("TCH") made two equity investments in our Common Stock (March 5th and 25th) of $500 thousand each. In September 2015, it notified the Company it had realized the Company had completed an issuance of debt securities to Alpha, including warrants, immediately before its first equity investment in March and that TCH wanted an "equal deal" despite the disparity of security instruments and other terms. The Company responded to the notice with a list of questions and such questions went unanswered by TCH.

In January 2016, TCH demanded mediation to resolve the matter and the mediation occurred on March 3, 2016. The parties have agreed the Company would pay TCH an amount of $300 thousand and 10% of the proceeds from the disposition of Principal Sunrise V, if and when such occurs, with the total payment not to exceed $800 thousand. The Company had accrued an $800 thousand Mediation settlement at December 31, 2015, and funds to pay such amount are expected to come from proceeds from the disposition of Principal Sunrise V.

NOTE 9 - LEASES

The Company's solar array sits on a rooftop subject to a service agreement with initial terms equal to the energy sales agreement and having one or more renewal options. There are no separate rental payments in the case of rooftop installations. The Company's current solar array installations is as follows:

Installation	Location	kW	Date	Term	Rent
SunGen StepGuys	Alfred, ME	110	Sep 2009	25 yr. +	None
				2 - 25-yr renewals

Rent expense for Powerhouse One was $6,645 during the three months in 2015.

In each case, the Company is obligated to remove such installations at the end of the lease terms. As the expected termination dates are decades off, there is little experience de-installing solar arrays anywhere in the world, and costs are expected to be minimal, such removal costs have not been separately accounted for.

NOTE 10 - DERIVATIVE LIABILITY ON WARRANTS

On March 2, 2015, the Company issued warrants to purchase 234,375 shares of Common Stock with a 66-month contractual term to Alpha in connection with the issuance of convertible debentures (See NOTE 6 "Convertible Debenture (Alpha)"). The warrants were immediately exercisable into the Company’s Common Stock with an exercise price of $6.00 per share.

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

In this issuance of convertible debentures and warrants, completed as a result of arm's length negotiations between unrelated parties, the value of the warrants alone exceeded the proceeds received. The Company's need for ongoing financing made the transaction attractive, despite the economics of the transaction. The application of GAAP, resulted in a loss on the date of issuance of $336,884, offset by a subsequent gain of $317,669 stemming from the subsequent movement in the price of our Common Stock, together resulting in a net gain on derivative liability warrants of $19,215 for the period ended March 31, 2015.

NOTE 11 – CAPITAL STOCK

Preferred Stock

At December 31, 2015, the Company had authorized 2,000,000 shares of $.01 par value Class A preferred stock.

Common Stock

At December 31, 2015, the Company had authorized 15,000,000 shares of $.01 par value Common Stock, and it trades on the OTC Pink® under the symbol “PSWW.”  Holders of our Common Stock are entitled to one vote per share and receive dividends or other distributions when, and if, declared by our Board of Directors.  In addition to shares outstanding, we have reserved 966,090 shares for issuance upon exercise of equity incentive awards with options to purchase 794,816 shares of Common Stock outstanding at March 31, 2016.

Restricted Stock

In January 2015, the Company awarded to an engineering firm, in exchange for its services on Principal Sunrise IV, 12,500 restricted shares pursuant to the 2014 Equity Incentive Plan. The value of the shares on the date of grant totaled $37,500 and the amount was capitalized as construction in progress.

Stock Options

The Company maintains the 2014 Equity Incentive Plan (the "Plan"), pursuant to which 794,816 of the total 966,090 shares of Common Stock reserved have been issued to date. The exercise of options, if any, will result in the issuance of new share by the Company.

2016 Issuances

There have been no issuances in 2016.

2015 Issuances

In February 2015, the Company granted options to purchase 6,250 shares of Common Stock having an exercise price of $6.00 per share, a 10-year term, and immediate vesting to each of five directors as a discretionary bonus. The Company also granted in February 2015, options to acquire 6,000 shares of Common Stock to each of two advisors. The options have an exercise price of $6.00 per share, immediate vesting, and expiration dates extending to 5-years based upon their continued service of two years from the grant date. Finally, the Company granted to a consultant in February 2015, options to acquire 6,250 shares of Common Stock. The options have an exercise price of $6.00 per share, immediate vesting, and expiration dates extending to 10-years based upon continued service of three years from the date of grant.

In each case above, the options were valued using the Black-Scholes model, and the resulting equity-based compensation expense included in general and administrative expense was $0 and $37,500 for the periods ended March 31, 2016 and March 31, 2015, respectively.

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

Warrants

The Company had 550,434 warrants outstanding at March 31, 2016, with a weighted average term of 4.3 years and a weighted average exercise price of $5.86 per share.

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

NOTE 13 – RELATED PARTY TRANSACTIONS

Other than the Board member options described herein in a NOTE 11 "Stock Options”, and the issuance of convertible notes described herein in the NOTE 6 "Notes Payable, Related Parties", no other related party transactions occurred during 2016 and 2015.

NOTE 14 - TAXES

Our estimated $13.3 million federal income tax net operating loss carryover expires over the period from 2030 through 2035. Our federal and state income tax returns are not under examination by any taxing authorities and no statute extensions have been granted; therefore, only our December 31, 2012 to 2015 tax returns are subject to examination.

Management has evaluated all tax positions and determined that no uncertain tax positions exist at this time. As a result, no amounts have been recorded related to a tax position more likely than not to be sustained. The Company classifies interest and penalties related to income taxes, if any, as interest expense and general and administrative costs, respectively, in our consolidated financial statements.

The Company has established a valuation allowance to fully reserve the net deferred tax assets for all periods due to the uncertainty of the timing and amounts of future taxable income.

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

NOTE 16 - SUBSEQUENT EVENTS

Note Payable, Related Party

In April 2016, a trust maintained by the Company's Director, Guillermo Marmol, made a short-term unsecured loan to the Company in the amount of $200,000. The promissory note bore a fee of 15% of the face amount, matures at the earlier of i) the financial closing of the disposition of Principal Sunrise V, ii) the receipt of remaining amounts due from the August 2015 assignment of Principal Sunrise IV, or iii) July 29, 2016. Amounts outstanding beyond the maturity date bear interest at a rate of 10% compounded daily. Proceeds were used primarily to pay development costs of the Principal Sunrise V project.

The note is i) subordinated to payment of amounts due under that certain settlement reached with Vis Solis (See NOTE 7 Commissions Payable - Vis Solis); ii) pari pasu to repayment of amounts outstanding under that certain promissory note with a trust maintained by a contractor to the Company; and iii) senior to all other unsecured debts of the Company.

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

COMPARISON OF OPERATING RESULTS

(all amounts rounded to the nearest thousand)

Three Months Ended March 31 2016 and 2015

Power generation revenue was $5 thousand in 2016 compared to $184 thousand in 2015, a decrease of $179 thousand; and total costs of revenues was $5 thousand compared to $128 thousand in 2015, a decrease of $123 thousand. Both decreases are due primarily to the sale of our Powerhouse One subsidiary effective July 1, 2015.

The decrease in general and administrative expenses of approximately $642 thousand was comprised of:

●

a net decrease of $370 thousand in equity compensation as 2015 included a general grant of options to management and Board members and advisors resulting in a non-cash expense of $335 thousand; further reduced by the $35 thousand of amortization that ended in 2015

●	a net decrease in consulting fees of $164 thousand resulting from the reimbursement of fees incurred for individuals working on the additional projects on behalf of the secured lender
●	a net decrease of $73 thousand in legal, investor relations, and filings fees incurred in 2015 in anticipation of a public offering later withdrawn

Results of operations were also impacted significantly from the following:

●

a net decrease in interest expense of $202 thousand resulting primarily from the repayment in August 2015 of related party notes saving $37 thousand; repayment of the acquisition note payable to Bridge Bank in August 2015 saving $85 thousand; a decrease of interest expense of $201 thousand reflecting the amortization of the discount on debt (primarily convertible debentures); an increase resulting from a new promissory note with Arowana incurring $86 thousand; and a fee of $45 thousand resulting from a new related party note

COMPARISON OF BALANCE SHEETS

(all amounts rounded to the nearest thousand)

Significant changes in the balance sheet between March 31, 2016, and December 31, 2015, include the following:

●

Construction in progress increased by $3.2 million between December 2015 and March 2016 to $12.8 million reflecting further development of Principal Sunrise V and the additional projects. Related, Arowana note payable has increased by $2.3 million reflecting their continued funding of the additional projects.

●	Interest payable has increased by $131 thousand reflecting additional accruals on the Arowana note payable ($86 thousand) and a fee related to a new note payable, related party ($45 thousand).
●

Accrued expenses of $205 thousand is composed primarily of accrued legal fees incurred in connection with financing the construction in progress ($179 thousand); and fees incurred in connection with our public filings ($13 thousand) and mediation ($8 thousand)

●	Accounts payable and compensation payable have both increased, $537 thousand and $33 thousand, respectively resulting from the Company's lack of funding

LIQUIDITY AND CAPITAL RESOURCES

Sources of Liquidity and Trends In Liquidity

In August 2015, the Company sold its primary source of revenue, Powerhouse One representing 96% of its historical revenues. Also, in August 2015, the Company assigned its interest in its most advanced solar project then under development, Principal Sunrise IV. Proceeds from these two transactions, approximately $11.6 million, was used to repay debts, repay other current obligations, fund the continued development of Principal Sunrise V, and fund ongoing administrative needs. Still, the company has significant negative working capital.

Stemming from its assignment of Principal Sunrise IV in August 2015, the Company is owed $1.6 million by the assignee and it is payable at the project's commercial operation date ("COD"). The project is expected to reach COD in June 2016.

The Company is negotiating to assign its interest in Principal Sunrise V to a buyer contingent upon the assignee's ability to secure the necessary tax equity and debt financing (approximately $108 million combined) to build and operate the project. Tax equity is defined as temporary equity invested whose primary source of return is monetizing the tax attributes of the underlying investment ("tax equity"). The parties have selected a date of June 30, 2016, to secure the financing and close the transaction, and such date may be extended by the parties. If completed, under the assignment agreement the Company would be repaid its cumulative investment through the closing date ($5.1 million at March 31, 2016) and a separate development fee up to $4.0 million. As a part of the assignment, the Company guaranteed the assignee a 10% after-tax rate of return, with any deficit being deducted from the development fee to be received by the Company. Due to its variable nature, the ultimate development fee received by the Company is expected to range between $0 and $4 million to be paid incrementally between closing and COD as the costs to construct the project become more certain. As a part of the transaction, the assignee has agreed to fund a portion of the development costs between signing and closing through a loan to the Company of up to $333 thousand, and the project seller has agreed to be paid their balance due at closing, both lessening the monthly cash burden to the Company.

There can be no assurance the assignment of Principal Sunrise V will be closed or closed upon the terms described above, and failure to close or to close timely would result in a loss of the Company's investment to date.

The above two items represent the Company's total expected near-term funding, against which settlements, debt repayment, and other obligations range between $3.2 and $4.7 million leaving the Company with funds estimated to range between $1.8 million and $7.3 million to potentially develop and execute a new business strategy. Unlike in prior periods, the Company considers it unlikely that it will raise additional funds through the sale of debt or equity securities in the near term.

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

There have been no changes in the critical accounting policies disclosed in our Annual Report on Form 10-K filed April 14, 2016.

ITEM 3       QUANTITATIVE AND QUALITATIVE DISCLOSURES ABOUT MARKET RISK

Our primary market risk is the continued acceptance of our debt and equity securities, the sale of which is necessary to finance our administrative and acquisition-related needs. See "Liquidity and Capital Resources" in Item 2 herein. There have been no changes in management's assessment of its risk as disclosed in our Annual Report on Form 10-K filed April 14, 2016.

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

Evaluation of Disclosure Controls and Procedures

The Company's principal executive officer and its principal financial officer carried out an evaluation of the effectiveness of the design and operation of the Company's disclosure controls and procedures (as such term is defined in Rules 13a-15(e) and 15d-15(e) under the Exchange Act) as of March 31, 2016, pursuant to Exchange Act Rule 13a-15. Such disclosure controls and procedures are designed to ensure that information required to be disclosed by the Company is accumulated and communicated to the appropriate management on a basis that permits timely decisions regarding disclosure. Based upon that evaluation, the Company's Chief Executive Officer and Chief Financial Officer concluded the Company's disclosure controls and procedures as of March 31, 2016, were effective.

Changes In Internal Controls Over Financial Reporting

There were no changes in our internal controls over financial reporting during the period ended March 31, 2016, that have materially affected, or are reasonably likely to materially affect, our internal control over financial reporting.

Limitations on the Effectiveness of Controls

The Company’s disclosure controls and procedures provide the Company’s Chief Executive Officer and Chief Financial Officer with reasonable assurances that the Company’s disclosure controls and procedures will achieve their objectives. However, the Company’s management does not expect that the Company’s disclosure controls and procedures or the Company’s internal control over financial reporting can or will prevent all human error. A control system, no matter how well designed and implemented, can provide only reasonable, not absolute, assurance that the objectives of the control system are met. Furthermore, the design of a control system must reflect the fact that there are internal resource constraints, and the benefit of controls must be weighed relative to their corresponding costs. Because of the limitations in all control systems, no evaluation of controls can provide complete assurance that all control issues and instances of error, if any, within the Company’s company are detected. These inherent limitations include the realities that judgments in decision-making can be faulty, and that breakdowns can occur due to human error or mistake. Additionally, controls, no matter how well designed, could be circumvented by the individual acts of specific persons within the organization. The design of any system of controls is also based in part upon certain assumptions about the likelihood of future events, and there can be no assurance that any design will succeed in achieving its stated objectives under all potential future.

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

Initially set for arbitration in February 2016, the parties mediated the matter instead in November 2015 and settled with the Company paying CCMI $1.7 million in connection with the August 2015 assignment of Principal Sunrise IV. Funds to pay the settlement came from the $2.5 million escrow Deposit established concurrent with the assignment of the project. Additionally, the Company agreed to pay CCMI 10% of any proceeds from financing or disposition of Principal Sunrise V (aka IS 42), should such event take place on or before July 30, 2016. The Company had accrued a Commission payable of $600 thousand at December 31, 2015, based upon its expected proceeds from the disposition of Principal Sunrise V, and funds to pay this later amount are expected to come from the disposition of Principal Sunrise V.

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

In January 2016, the Company and VIS mediated the matter and reached a settlement wherein the Company will pay VIS $900 thousand to settle all matters between the parties and terminate the original agreement. As a part of its Gain on sale and assignment of assets, the Company had accrued a Commission payable of $900 thousand at December 31, 2015, and funds to pay such amount are expected to come from the earlier of COD of Principal Sunrise IV (upon which the Company expects to receive $1.6 million) or the disposition of Principal Sunrise V, if any.

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

In January 2016, TCH demanded mediation to resolve the matter and the mediation occurred on March 3, 2016. The parties have agreed the Company would pay TCH an amount of $300 thousand and 10% of the proceeds from the disposition of Principal Sunrise V, if and when such occurs, with the total payment not to exceed $800 thousand. The Company had accrued an $800 thousand Mediation settlement at December 31, 2015, and funds to pay such amount are expected to come from proceeds from the disposition of Principal Sunrise V.

ITEM 1A    RISK FACTORS

There are no additional risk factors beyond those included in the Annual Report on Form 10-K filed with the SEC on April 14, 2016.

ITEM 2       UNREGISTERED SALES OF EQUITY SECURITIES AND USE OF PROCEEDS

Note Payable, Related Parties

In March 2016, a trust maintained by contractor to the Company made a short-term unsecured loan to the Company in the amount of $300,000 under a short-term promissory note. The note bore a flat fee of $45,000 that was recorded as interest expense, and matures on June 24, 2016. Amounts outstanding beyond the maturity date bear interest at a rate of 12% per annum. Proceeds from the loan were used primarily for development costs of Principal Sunrise V.

In April 2016, a trust maintained by the Company's Director, Guillermo Marmol, made a short-term unsecured loan to the Company in the amount of $200,000. The promissory note bore a fee of 15% of the face amount, matures at the earlier of i) the financial closing of the disposition of Principal Sunrise V, ii) the receipt of remaining amounts due from the August 2015 assignment of Principal Sunrise IV, or iii) July 29, 2016. Amounts outstanding beyond the maturity date bear interest at a rate of 10% compounded daily. Proceeds were used primarily to pay development costs of the Principal Sunrise V project.

The note with Director Marmol is i) subordinated to payment of amounts due under that certain settlement reached with Vis Solis (See NOTE 7 Commissions Payable - Vis Solis); ii) pari pasu to repayment of amounts outstanding under that certain promissory note with a trust maintained by a contractor to the Company; and iii) senior to all other unsecured debts of the Company.

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

May 19, 2016
PRINCIPAL SOLAR, INC.
(Registrant)

/s/ Michael Gorton
Michael Gorton
Chief Executive Officer

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

10.35(19)	Purchase and Sale Agreement by and among Principal Solar, Inc. et al (sellers) and Magnolia Sun, LLC (buyer) re the sale of Powerhouse One, LLC (August 18, 2015)

10.36*	Promissory Note with Pearl M. Thompson Trust (February 25, 2016)

10.37*	Promissory Note with G. Marmol and G. Marmol Revocable Trust (April 1, 2016)

10.38*	Settlement Agreement and Release of Claims between Principal Solar, Inc. and TCH Principal Solar, LP (May 3, 2016)

14.1(7)	Code of Business Conduct (March 10, 2015)

21.1(15)	Subsidiaries of the Registrant

31.1*	Certification pursuant to Rule 13a-14(a)/15d-14(a) (Chief Executive Officer and Principal Financial Officer)

32.1*	Section 1350 Certification (Chief Executive Officer and Principal Financial Officer)

99.1(1)	Glossary

101.INS*	XBRL Instance
101.SCH*	XBRL Taxonomy Extension Schema
101.CAL*	XBRL Taxonomy Extension Calculation
101.DEF*	XBRL Taxonomy Extension Definition
101.LAB*	XBRL Taxonomy Extension Labels
101.PRE*	XBRL Taxonomy Extension Presentation

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

(15) Filed as Exhibits to the Company's Registration Statement on Form S-1/A, Amendment No. 3 (File: 333-203075), filed with the Securities and Exchange Commission on June 8, 2015.

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